Form 10-Q/A
period 1995-11-30
LEGGOONS INC
filed 1996-06-17
CIK 911934

                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                         FORM 10-QSB/A


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  November 30, 1995

Commission file number:  33-68570



                         LEGGOONS, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                 MISSOURI                  43-1239043
      -------------------------     --------------------------------------
      (State of incorporation)      (I.R.S. Employer Identification number)

               400 South Lindell, Vandalia, Missouri, 63382
           ----------------------------------------------------
          (Address of principal executive offices and Zip Code)

                              (314) 594-6418
           ----------------------------------------------------
           (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X      No
    -------     -------

Number of shares of common stock outstanding as of December 31, 1995:
2,787,000

Transitional Small Business Disclosure Format (Check one): Yes        No  X
                                                              --------  ------

                     PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

                            LEGGOONS, INC.
                            BALANCE SHEETS
                             (Unaudited)

                                            November 30,        August 31,
                                                 1995              1995
                                            -------------        ---------

          ASSETS
Current Assets:
 Cash                                         $      4,706      $     9,881
 Accounts receivable (net of allowance
   for doubtful accounts of $10,000)               164,326          184,942
 Due from sales representatives                     20,823           31,175
 Inventories                                       507,492          554,296
 Deferred Charges                                  125,379          145,218
 Prepaid Expenses                                   61,546           89,233
                                                   -------        ---------
   Total current assets                            884,272        1,014,745

Property, plant and equipment, net of
   accumulated depreciation of $302,406 and
   $293,718                                         90,129           98,817
Trademarks, net of accumulated amortization of
 $267,006 and $240,284                             267,449          294,171
Investment in and advances to partnership          115,114          111,940
                                                ----------     ------------
                                                $1,356,964     $  1,519,673
                                                ==========     ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Book overdraft                                 $         0     $         0
 Note payable to bank                               504,809         513,553
 Note payable to stockholder                        560,778         467,887
 Current portion of long-term debt                  188,625         206,625
 Accounts payable                                   521,289         544,941
 Accrued expenses                                    94,881          82,520
                                               ------------      -----------
   Total current liabilities                      1,870,382       1,815,526
                                               ------------      ------------
Long-term debt, excluding current portion                 0               0
                                               -------------     ------------
Stockholders' Equity:
 Common stock, $.01 par value, authorized
  10,000,000 shares; issued and outstanding,
  2,787,000                                          27,870          27,870
 Preferred stock, $.01 par value, authorized
 5,000,000 shares; issued and outstanding-none        -               -
 Additional paid-in capital                       2,390,070       2,390,070
 Accumulated deficit                             (2,931,358)     (2,713,793)
                                               -------------    -------------
   Total stockholders' equity                      (513,418)       (295,853)
                                                ------------    -------------
                                                $ 1,356,964    $  1,519,673
                                                ============    =============

See accompanying notes to interim financial statements.

                         LEGGOONS, INC.
                    STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                   Three months Ended
                                                       November 30,
                                                1995                  1994
                                            ----------             ----------
Sales                                      $   244,778           $    557,240

Cost of sales                                  228,825                308,286
                                               --------               --------
Gross profit                                    15,953                248,954

Selling, general and
 administrative expenses                       210,214                310,542
                                              ---------               --------
Operating income (loss)                       (194,261)               (61,588)

Other expense (income):
 Interest expense                               27,459                 35,615
 Other                                          (4,155)                    14
                                             ------------           ---------
Income(loss) before income taxes              (217,565)               (97,217)

Income tax expense(benefit)                          0                      0

Net income(loss)                           $  (217,565)          $    (97,217)
                                           ------------          -------------
Net income(loss) per share                 $      (.08)          $       (.04)
                                           ------------          -------------
Weighted average shares outstanding          2,787,000              2,647,000





See accompanying notes to interim financial statements.

                            LEGGOONS, INC.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Three months Ended
                                                 November 30,November 30,
                                               1995                   1994
                                            ------------        -------------
Cash Flows From Operating Activities:
 Net loss                                   $  (217,565)         $   (97,217)
 Adjustments to reconcile net loss to net
  Cash provided (used) by operating
  activities:
  Depreciation and amortization                  35,410               35,636
  (Gain) loss on investment in partnership       (3,500)                   0
  Changes in assets and liabilities:
   Accounts receivable                           20,616               38,548
   Due from sales representatives                10,352               (6,641)
   Inventories                                   46,804             (115,980)
   Deferred charges                              19,839                 2580
   Prepaid expenses                              27,687              (72,298)
   Accounts payable                             (23,652)              95,283
   Accrued expenses                              12,361               (2,101)

   Net cash provided (used) by operating       ---------            ---------
   activities                                   (71,648)            (122,190)
                                                --------            ---------
Cash Flows From Investing Activities:
 Capital expenditures for property, plant
   & equipment                                        0                    0
 (Increase) decrease in other assets                  0                    0
                                                 --------             --------
 Distributions from (advances to) partnership       326                    0
                                                 ---------            --------
   Net Cash provided (used) by investing
     activities                                     326                    0

Cash Flows From Financing Activities:
 Book overdraft                                       0              (24,196)
 Proceeds from additional borrowings from
   stockholder                                   92,891                    0
 Net proceeds (payments) on note payable
   to bank                                       (8,744)             160,000
 Principal payments on long-term debt           (18,000)             (13,614)
                                               -----------          ----------
   Net cash provided by financing activities     66,147              122,190
                                               -----------          ----------
Net decrease in cash                             (5,175)                   0
Cash and cash equivalents at beginning of
   period                                         9,881                    0
                                                -----------          ---------
Cash and cash equivalents at end of period  $     4,706          $         0
                                            ---------------      -------------

See accompanying notes to interim financial statements.

                         LEGGOONS, INC.
             NOTES TO INTERIM FINANCIAL STATEMENTS

1. Unaudited Interim Periods:

   The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the company's Annual Report Form 10-K filed with the SEC on December 14, 1995.

2. Inventories:

   Inventories at November 30, 1995, and August 31, 1995, are summarized as follows:

       Finished goods                $   496,449       $  553,547
       Work in process                    30,264                0
       Raw materials                     260,779          300,749
                                         787,492          854,296
       Reserve for obsolescence         (280,000)        (300,000)
                                     $   507,492       $  554,296

3. Initial Public Stock Offering:

   On November 18, 1993, the Company completed an initial public offering in which it sold 900,000 Units at $3.125 per Unit. Each Unit consisted of one share of Common Stock and one Class A Warrant. Three Warrants entitle the holder thereof to purchase one share of Common Stock at $3.75 per share at any time during a three year period ending November 18, 1996. The warrants are callable in total by the Company after November 18, 1994, at a redemption price of $.05 per warrant upon 60 days prior notice if the common stock has traded above $3.75 for at least 20 out of the 30 trading days preceding the date of the notice of redemption.

4. Note Payable to Bank:

   On November 30, 1993, the revolving loan agreement with the bank was renegotiated. The maximum commitment under the revolving line of credit was reduced from $3,000,000 to $1,000,000 (restricted by a borrowing base) and the restrictive covenants were relaxed. In addition, the principal shareholder of the Company was no longer a co-maker of the loan, but has a personal guaranty limited to a maximum of $500,000. Substantially all of the assets of the Company, except inventories, are pledged as collateral under the loan agreement.  The restrictive covenants of the loan agreement call for:  a ratio of liabilities to net worth (as defined) of not more than 1.5 to 1.0, a ratio of long-term debt to net worth of not more than .40 to 1.0, a ratio of current assets to current liabilities of not less than 1.75 to 1.0, a minimum
                                5
net worth of $1,750,000, and a minimum working capital of  $1,750,000.
The new loan agreement expired November 30, 1994, but had been extended to March 31, 1995. There was $504,809 outstanding under the revolving loan agreement at November 30, 1995, and the Company was in violation of the minimum tangible net worth, ratio of current assets to current liabilities and minimum working capital financial covenants. In addition, the Company's outstanding balance on the revolving note agreement was in excess of the borrowing base by approximately $375,000 at November
30, 1995.

5. Income Taxes:

   Effective September 1, 1987, the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As such, the Company's taxable income or loss was included in the individual tax returns of its shareholders for Federal and State income tax purposes. Upon the closing of the public stock offering on November 18, 1993, the Company terminated its Subchapter S election. The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". effective September 1, 1993, the impact of which was immaterial.

   At November 30, 1995, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $2,530,000 expiring in various amounts from 2009 to 2010.

6. Earnings (loss) Per Share:

   Net earnings (loss) per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to the requirements of certain Securities and Exchange Commission Staff Accounting Bulletins, common shares that were issued during the twelve months immediately preceding the initial public offering have been included in the computation of common and common equivalent shares as if they were outstanding for all periods presented using the treasury stock method. The Class A Warrants issued during the public offering are anti-dilutive and have not been included in the computation of common equivalent shares outstanding. Fully diluted net earnings (loss) per share for all periods presented is not materially different from primary net earnings (loss) per share.

7. Related Party Transactions:

   The Company has a 50% ownership in Cintura Partners, a company that merchandises a unique line of faux leather belts. The other 50% interest is owned by a former employee of the Company. The Company's 50% share in Cintura's results of operations for the three months ended November 30, 1995 and 1994, was $3,500 and $(200) respectively, and is included in the other expense (income) category on the statements of operations. Included in other assets on the balance sheets at November 30, 1995, and August 31, 1995, is approximately $78,200 and $74,700 respectively, which represents the Company's investment in Cintura and share of Cintura's earnings/losses.
Also, the Company has previously advanced $37,000 to Cintura for working capital purposes, which amount is included in investment in and advances to partnership at November 30, 1995.

8. Accumulated Deficit:

   As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $2,931,358 of deficit on the balance sheet at November 30, 1995, is the result of operations from November 18, 1993, to November 30, 1995.

      Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

   The Company's financial results are largely determined by the level of sales and related pricing flexibility of the Company's various lines of merchandise. Sales can be impacted by merchandise trends, seasonality swings and the general state of the economy.

Results of Operations:

   The following table sets forth, for the periods indicated, the percentage of net sales represented by selected financial data of the Company.

                                                Quarter ended November 30,
                                                  1995             1994
                                                --------          --------
   Net sales                                      100.0%           100.0%
   Costs of sales                                  93.5             55.3
   Gross profit                                     6.5             44.7
   Selling, general and
   administrative expenses                         85.9             55.7
   Operating income(loss)                         (79.4)           (11.0)

   Interest expense                                11.2              6.4


   Other expense(income)                           (1.7)              0.0
   Income(loss) before pro
   forma income taxes                             (88.9%)           (17.4%)

   Net sales decreased by $312,000, or 56.0% during the first quarter ended November 30, 1995, compared to the same period last year. The decrease was primarily due to sales of the Company's John Lennon Artwork Apparel merchandise that were $67,000 as compared to $160,000 for the same period in the prior year and the prior year including approximately $200,000 of sales for back-to-school and fall lines due to late shipments by the Company.

   Along with the decrease in sales, gross profit decreased $233,000, due to lower margins on closeout sales of the company's lines of merchandise and the overall decreased sales of current season merchandise noted above. The holiday, spring and summer shipping season is November through March and the Company historically realizes a higher gross profit on higher sales in those periods. The Company believes that the results of operations for the month of November 1995 indicate the historical trend will be continued.

   Selling, general and administrative expenses decreased $100,000, during the first quarter of fiscal 1995, generally as a result of decreased selling expenses related to eliminated fixed sales costs and decreased sales during the period combined with lower administrative expenses related to personnel salary costs that were eliminated during the second, third and fourth quarters of the previous fiscal year.

   Interest expense was down $8,000 due to lower average borrowings during the quarter ended November 30,1995, compared to November 30, 1994.

   Primarily as a result of decreased sales incurred partially offset by the decreased selling, general and administrative expenses, the net loss during the first quarter of fiscal 1996 was $217,500 compared to a net loss of $97,000 during the first quarter of fiscal 1995. Due to the exchange of common stock as a payment on stockholder debt during the second quarter of fiscal 1995, the weighted average shares outstanding was higher in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The net loss per share was $.08 for the quarter ended November 30, 1995, compared to $.04 net loss per share for the quarter ended November 30, 1994.

Financial Condition, Liquidity and Capital Resources:

   As is customary in the apparel manufacturing and marketing industry, the Company's primary needs for liquidity are to finance its inventories and accounts receivable. The Company's primary sources for working capital are cash flow from operations, borrowings under the Company's revolving loan agreement and borrowings from a stockholder.

   As described in Note 4, the Company renegotiated its revolving loan agreement effective November 30, 1993. The agreement provides for a maximum revolving credit amount of $1,000,000 based on eligible accounts receivable, subject to certain restrictions and financial covenants. The approximate average borrowings on this loan were $509,000 during the quarter ended November 30, 1995, compared to $700,000 during the quarter ended November 30, 1994. The revolving credit agreement matured on November 30, 1994, and was extended to March 31, 1995. The loan agreement will not be further extended and the Company is presently attempting to obtain the necessary funds to pay the November 30 ,1995, loan balance of $504,809. The Company and the bank have been working together to provide for the payment of this balance without the bank having to enforce default proceedings.

   Due to the renegotiation of the revolving loan agreement, which had previously provided for borrowings on accounts receivable and inventories, the Company entered into a revolving line of credit agreement with an officer and director of the Company and received advances of $115,000 during May 1994 and $250,000 during July 1994. The loan provided for maximum borrowings of $365,000 at an interest rate of two percent over the New York prime rate of interest with a security interest granted in inventories and the Company's interest in Cintura Partners. In July 1995 the loan agreement was amended to provide for maximum borrowings of $500,000 with an additional security interest in trademarks of the Company. The loan is a demand note with a balance of $560,800 at November 30, 1995. The Company and the stockholder are currently revising the loan agreement to provide for higher borrowings.

  The Company's term loan agreement with the Missouri Department of Economic Development (DED) contains certain restrictive covenants, including the maintenance of certain financial ratios. Specifically, the Company must maintain minimum tangible net worth (including debt from shareholder) of $1,300,000, capital expenditures not to exceed $200,000 in any fiscal year and a ratio of total liabilities to tangible net worth of not greater than 3 to 1. On November 30, 1995, the Company was not in compliance with the minimum tangible net worth and ratio of total liabilities to tangible net worth covenants contained in the term loan agreement. In addition, the Company has received a notice of default and penalty interest assessment due to the delinquency of required monthly payments after March 1994. The Company is presently working with DED to work out a resolution to this loan that is acceptable to both parties. Substantially all of the assets of the Company are pledged as collateral under the DED term loan agreement.

    The Company's term loan agreement with the Community State Bank of Bowlling Green was in default at August 31, 1995, based on the discontinuance of loan payments after April 1995. The bank declared the loan in default in August 1995 and initiated foreclosure proceedings on the building located in Vandalia, Missouri. On September 20, 1995, an agreement was reached where the Company would bring the loan payments current at that time and the bank would discontinue foreclosure proceedings for ninety days. The Company has presently negotiated a similar agreement for an extension based on the Company resuming monthly payments.

    On August 22, 1995, the Company signed a Letter of Intent to acquire all of the outstanding shares of Infinitron Investments International, Inc. by exchanging newly issued Leggoons shares. Upon completion of the transaction, present Infinitron shareholders will own a majority of the combined companies. Privately owned Infinitron, based in Vancouver, British Columbia, is a computer software and technologies company which develops Internet oriented multimedia database programs. The Company is currently in the process of obtaining regulatory approval of the preliminary proxy statement related to
this transaction.   Management expects to be mailing the definitive proxy
statement to shareholders in April 1996.

    The Company believes it is necessary to obtain a revised credit facility in order to meet working capital needs in 1996. In addition, the Company is pursuing a private placement of equity as a source to replace the working capital loss from operations of 1995 and 1994. In addition, if the Infinitron transaction is consummated, the Company intends to pursue additional financing through Infinitron. Should the Company be unable to secure additional financing and achieve profitable operations, the ability of the Company to continue as a going concern is in substantial doubt.

    As part of the ongoing effort to achieve profitable operations the Company has revised its estimate of sales for the next fiscal year to be more consistent with sales realized during the prior two fiscal years and reduced fixed costs to be appropriate with that level of sales. The nonreplacement of the Vice President of Manufacturing and the Vice President of Sales after they resigned, the permanent layoff of thirty employees in September 1995, and the move of more production to foreign and domestic contractors are significant components of the plan management has implemented to achieve profitable operations. In addition, the Company has negotiated settlements on several unsecured liabilities at a considerable discount from their original amount and is still pursuing settlement on the remaining unsecured liabilities for a similar resolution. The negotiated settlements provide for either one time payments or a series of payments starting in December 1995. However, the negotiated settlements are contingent upon the Company making payments in December 1995. Management believes that the steps taken will provide for profitable operations if it is able to finance its raw material requirements on a timely basis.

   The company considers the following as measures of liquidity and capital resources for the quarter ended November 30,1995 and 1994:

                                           1995                 1994
                                         ---------            --------
   Working capital                       (986,100)             843,100
   Current Ratio                              .47                 1.52

Seasonality and Inflation:

   The company's business is subject to seasonal fluctuations, with the Company's peak demand for working capital resources occurring during the second and fourth quarters, which quarters also typically experience higher net sales. Inflation affects the costs incurred by the Company in its purchase of merchandise and in certain components of selling, general and administrative expenses. The Company attempts to offset the effects of inflation through price increases and control of expenses, although the Company's ability to raise prices is limited by competitive factors in its various markets. Inflation has not had a meaningful impact on the operations of the Company during the past year.

                         FORM 10-QSB/A

                         LEGGOONS, INC.

                  PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

   In March 1995 the Company filed a lawsuit in the United States District Court (St.Louis, Missouri), against Bag One Arts, LTD. and Yoko Ono for breach of contract and common law fraud. The Company alleges that Bag One Arts, LTD. and Yoko Ono have entered into agreements with other individuals and companies which grant the right and license to use John Lennon's likeness, signature and artwork on articles of clothing, which right was granted exclusively to the Company. The Company has asked for $1,000,000 in actual damages and $60,000,000 in punitive damages. The Company discontinued making the minimum royalty guarantee payments in March 1995 and subsequently received written notice that the agreement was terminated due to the nonpayment of the minimum royalty guarantee. The lawsuit is currently in the discovery process and is also awaiting a ruling on a motion regarding proper court jurisdiction and venue filed by the defendants. In October 1995 a lawsuit was filed by The Estate of John Lennon in New York, New York, against Leggoons, Inc. and one of its suppliers for copyright infringement. The Estate of John Lennon has asked for $100,000 in actual damages and unspecified punitive damages. No contingent liability has been recognized for the October 1995 lawsuit due to the Company's legal counsel advising that the lawsuit is unlikely to result in any liability to the Company. The Company is continuing to sell the licensed products pending the resolution of the legal dispute.

Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits  -  None.

            (b) Reports on Form 8-K - A Current Report on Form 8-K dated as of November 3, 1995, was filed with respect to the Company's change in Accountants.


SIGNATURE:
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   LEGGOONS, INC.

   By:
      ------------------------------
       Steven D. Walters
       Chief Financial Officer

Date:  May 31, 1996