Form 10-Q
period 1996-05-31
LEGGOONS INC
filed 1996-07-22
CIK 911934

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  May 31, 1996

Commission file number:  33-68570



                             LEGGOONS, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


           	MISSOURI	                          43-1239043
     -----------------------      ---------------------------------------
	   (State of incorporation)	     (I.R.S. Employer Identification number)

               400 South Lindell, Vandalia, Missouri, 63382
           ----------------------------------------------------
           (Address of principal executive offices and Zip Code)

                             (573) 594-6418
           ---------------------------------------------------
           (Registrant's telephone number, including area code)



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes		X		No___


Number of shares of common stock outstanding as of June 30, 1996:   2,787,000

                   PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

                      		LEGGOONS, INC.
                      		BALANCE SHEETS
	                       	(Unaudited)

	                                              	May 31,	        August 31,
		                                             	 1996		          	 1995
                                               ---------         --------
	ASSETS
Current Assets:
	Cash	                                       $    	1,530    	$     	9,881
	Receivables (net of allowance for doubtful
		accounts of $10,000)	                          215,258         	216,117
	Inventories                                    	162,756	         554,296
	Deferred Charges                                     	0         	145,218
	Prepaid Expenses                                    		0		         89,233
                                              ----------        ---------
			Total current assets	                         379,544       	1,014,745

Property, plant and equipment, net of
   accumulated	depreciation of $319,781 and
   $293,718	                                      72,755	          98,817
Trademarks, net of accumulated amortization
   of $320,452 and $240,284	                     214,003	         294,171
Investment in and advances to partnership		            0	        	111,940
                                              ----------      -----------
			Total Assets	                              $ 	666,302	     $	1,519,673

			LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Note payable to bank	                        $  363,275	     $  	513,553
	Note payable to stockholder		                   724,643		        467,887
	Current portion of long-term debt	              165,722	         206,625
	Accounts payable	                               306,791         	544,941
	Accrued expenses	                               	98,522	         	82,520
	Estimated loss on discontinued operations 	    	132,408	              	0
                                               ---------        ---------
			Total current liabilities		                 1,791,361	      	1,815,526
                                               =========        =========
Stockholders' Equity:
	Common stock, $.01 par value, authorized
		10,000,000 shares; issued and outstanding,
   2,787,000	                                     27,870          	27,870
	Preferred stock, $.01 par value, authorized
   5,000,000	shares; issued and outstanding
   - none	                                             0               	0
	Additional paid-in capital	                   2,390,070	       2,390,070
	Accumulated deficit		                        (3,542,999)	    	(2,713,793)
                                              -----------      ----------
			Total stockholders' equity               		(1,125,059)	      	(295,853)
                                              -----------     ------------
				Total Liabilities and Stockholders'
      Equity	                                 $  666,302	      $1,519,673


                             LEGGOONS, INC.
                        STATEMENTS OF OPERATIONS
                             (Unaudited)

                                     	Three Months Ended			Nine Months Ended
                                      ------------------   -----------------
	                                           May 31,	            May 31,
	                                     	1996	     		1995 	 		1996		     	1995
                                     ---------   --------  -------   --------
General and
	administrative expenses	         $ 54,541    	 6,420 	 $	68,907     $ 16,450
                                  --------    -------    -------     ---------
Loss from continuing operations	   (54,541) 	  (6,420)  	(68,907)   		(16,450)
                                  ---------    -------   --------     ---------
Discontinued operations:
	Income (loss) from discontinued
  apparel operations 		                  0   (350,116)  (289,302)    (447,428)
	Loss on disposal of apparel
  operations, including a
  provision of $150,000 for
  operating losses during
  phase-out period 		                    0       	  0 		(565,720) 	        	0
                                  --------   --------   --------     ---------
Income (loss) from discontinued
 operation	 before extraordinary
 items		                                 0 		(350,116) 	(855,022)    (447,428)
                                  --------   ---------  ---------    ---------
Extraordinary item - gain on
 restructuring	of liabilities		      3,750        		0   		94,723          		0
                                 ---------  ---------  ---------    ----------
Net loss                         $( 50,791) $(356,536) $(829,206)   $(463,878)

Loss from continuing
  operations per share	             $	(.02)	   $	(.00)	   $	(.02)	     $	(.00)

Net income (loss) per share	        $	(.02)	   $	(.13)	   $	(.30)	     $	(.17)

Weighted average shares
  outstanding	                   2,787,000	 2,787,000   2,787,000   2,717,000
                                     3

                               LEGGOONS, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   			Nine Months Ended
		                                               May 31,	           May 31,
                                                  1996               1995
Cash Flows From Operating Activities:
	Net loss	                                    $	(829,206)	        $	(463,878)
	Adjustments to reconcile
net loss to net cash		provided
(used) by operating activities:
Depreciation and amortization                    106,230             106,912
		Gain on restructuring of liabilities	          (94,723)	                 0
Estimated loss on discontinued operations        339,071	                  0
		Changes in assets and liabilities:
			Receivables	                                      859	            229,047
			Inventories                                  	391,540	            119,124
			Deferred charges	                             145,218	             84,470
			Prepaid expenses	                              89,233	            (31,191)
			Accounts payable	                            (238,150)	            91,521
			Accrued expenses		                             16,002		           (54,458)

			Net cash provided (used) by operating       ---------            ---------
activities		                                     (73,926)		           81,547
                                               ---------            ---------
Cash Flows From Investing Activities:
	Capital expenditures for property,
 plant & equipment                                    	0                  	0
	(Increase) decrease in other assets	                 	0		            (5,199)
			Net Cash provided (used) by investing       ---------            ---------
   activities                                        		0            		(5,199)
                                               ---------            ---------
Cash Flows From Financing Activities:
	Book overdraft                                       	0	            (28,512)
	Net proceeds (payments) on note
 payable to bank	                               (150,278)            	96,116
	Principal payments on long-term debt           	(40,903)	           (49,569)
	Advances from (payments on) note payable
 to stockholder	                                	256,756             (22,673)
                                                 -------             --------
			Net cash provided by financing activities		    65,575		            (4,638)
			                                              -------              -------
Net increase (decrease) in cash	                  (8,351)             71,710
Cash and cash equivalents at beginning of period		 9,881                   0
                                                 -------            --------
Cash and cash equivalents at end of period	      $	1,530	           $	71,710

			Supplemental Disclosure of Noncash Financing Activities

On January 13, 1995, the Company issued 140,000 shares of its common stock to an officer and director of the Company in exchange for a note payable of $140,000.

                            LEGGOONS, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.	Unaudited Interim Periods:

	The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments, except the recognition of the estimated loss on disposal of the apparel operations (Note 4), are of a normal and recurring nature. The accounting financial statements included in the company's Annual Repot Form 10-K filed with the SEC on December 14, 1995.

2.	Inventories:

	Inventories at May 31, 1996, and August 31, 1995, are summarized as follows:

		Finished goods	             $	284,636	           $	553,547
		Work in process                   		0	                  	0
		Raw materials                		42,703	            	300,749
                               --------             --------
			                            	327,339	            	854,296
		Reserve for obsolescence		   (164,583)	          	(300,000)
                              ---------            ---------
			                           $	162,756	           $	554,296

3.	Note Payable to Bank:

	On November 30, 1993, the revolving loan agreement with the bank was renegotiated. The maximum commitment under the revolving line of credit was reduced from $3,000,000 to $1,000,000 (restricted by a borrowing base) and the restrictive covenants were relaxed. In addition, the principal shareholder of the Company was no longer a co-maker of the loan, but has a personal guaranty limited to a maximum of $500,000. Substantially all of the assets of the Company, except inventories, are pledged as collateral under the loan agreement. The restrictive covenants of the loan agreement call for: a ratio of liabilites to net worth (as defined) of not more than
1.5 to 1.0, a ratio of long-term debt to net worth of not more than .40 to
1.0 a ratio of current assets to current liabilites of not less than 1.75 to
1.0 a minimum net worth of 1,750,000, and a minimum working capital of 1,750,000. The new loan agreement expired November 30, 1994, but had been extended to March 31, 1995. There was $363,275 outstanding under the revolving loan agreement at May 31, 1996, and the company was in violation of the minimum tangible net worth, ratio of current assets to current liabilites and minimum working capital financial covenants . In addition, the Companys outstanding balance on the revolving note agreement was in excess of the borrowing base by approximately
$217,000 at May 31, 1996.

4.	Discontinued Operations

	On January 19, 1996, the Company adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products.
As part of such plan, the Company discontinued production on April 30, 1996 and will either sell or liquidate the operations within twelve months of that date.

	As a result, the Company recorded a second quarter charge of $565,720 to write down the Company's assets to be sold to their estimated net realizable values and to accrue for $150,000 of estimated operating losses through the anticipated phase-out period. No income tax benefits have been allocated to the Company's losses because there are no realizeable taxable benefits available to allocate to the discontinued operations. No adjustment of the carrying amount of the Company's trademark has been made, as the current disposal plan contemplates retaining the trademark subject to the licensing agreement discussed in note 5.

	Revenues from discontinued operations were $352,569 and $1,000,314 for the three and nine months ended May 31, 1996, and $536,988 and $1,845,310 for the three and nine months ended May 31, 1995. In the three months ended May 31, 1996, the $17,592 loss from discontinued operations was charged against the estimated loss on disposition accrual included on the balance sheet. In the nine months ended May 31, 1996, the losses from discontinued operations were $855,022. Losses from discontinued operations were $350,116 and $447,428 for the three and nine months ended May 31,1995.

5.	Related Party Transactions:

	On January 19, 1996, the Company entered into a Licensing Agreement with Robert Tamsky, a former director and officer of the Company. Pursuant to the terms of the Licensing Agreement, the Company granted Mr. Tamsky effective January 1, 1996, the right to use the LEGGOONS trademark in connection with the design, production, marketing, sales and sublicensing of all clothing, wearing apparel and accessories bearing the "LEGGOONS" symbol. This right will continue until December 31, 1998, and may be extended thereafter each year for an additional year. In consideration for the license, Mr. Tamsky, according to the Licensing Agreement, shall pay to the Company a royalty of five percent of the net sales of "LEGGOONS" products. The Licensing
Agreement provides that the Company will fulfill all its obligations for orders existing prior to the date of the agreement. The collection of the royalty is the only apparel business the Company intends to engage in after such current orders and obligations are fulfilled.




	The Company had a 50% ownership in Cintura Partners, a company that merchandises a unique line of faux leather belts. The other 50% interest was owned by a former employee of the Company. In April 1996 the Company assumed the assets and liabilities of the other 50% ownerships' interest to become the 100% owner of Cintura. All assets and liabilities of Cintura are included as part of the Company's financial records at May 31, 1996, and are included as part of the plan to discontinue operations. The net value of the assumption of the assets and liabilities of Cintura in April 1996 was approximately $0 and resulted in no significant adjustment to the Company's financial records. The net value of all assets and liabilities related to Cintura is $24,209 at May 31, 1996. The Company's 50% share in Cintura's results of operations for the three months ended May 31, 1996 and 1995, was $17,182 and $3,500 respectively, and is included in the other expense (income) category on the statements of operations. Included in other assets on the balance sheets at May 31, 1996, and August 31, 1995, is approximately $0 and $74,700 respectively, which represents the Company's Investment in Cintura and share of Cintura's earnings/losses.

6.	Restructuring of Liabilities:

	During the nine months ended May 31, 1996, the Company entered into agreements with certain vendors under which those vendors agreed to reduce the aggregate amount owed to them by the Company by up to seventy five percent in exchange for the Company's commitment to pay the reduced amount over varying periods through December, 1998. The Company has recognized a $94,723 gain from the restructuring of these liabilities based on the payments that were made and accepted in December 1995 through May 1996. This gain has been classified as an extraordinary item in the statement of operations.

7.	Subsequent Events: Assignment for the Benefit of Creditors

	On June 12, 1996, the Company transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors."
An Assignment is a business liquidation device available as an alternative to bankruptcy.  The third party assignee, a Nebraska corporation, also named
Leggoons, Inc. (the "Assignee"), will be required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors.  The
Company will continue to maintain its status as a shell corporation.
Following is a proforma condensed balance sheet reflecting the effect of the foregoing transaction as if it occurred on May 31, 1996:

                             LEGGOONS, INC.
                         Proforma Balance Sheet

		                                       May 31,		                 Proforma
                                        		1996		                 May 31, 1996
                                       		ASSETS   	(Unaudited)	   Adjustments
                 	(Unaudited)
                  -----------
Current Assets:
	Cash	                                  $   1,530     	(1,530)   	$        0
	Accounts receivable	                     215,258	   (215,258)	            0
	Inventories		                            162,756   	(162,756)		           0
                                          -------                   --------
		Total current assets	                   379,544	                        	0
Property, plant and equipment, net	        72,755	    (72,755)	            0
Trademarks, net 		                        214,003   	(214,003)		           0
                                        ---------                  ---------
			                                    	$	666,302	                 $       0
			LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Note payable to bank	                  $	363,275	   (363,275)	    $	      0
	Note payable to stockholder		            724,643	   (724,643)		           0
	Current portion of long-term debt	       165,722	   (165,722)	            0
	Accounts payable		                       306,791   	(306,791)		           0
	Accrued expenses		                        98,522	    (98,522)		           0
	Estimated loss on discontinued
   operations		                           132,408 	  (132,408)           		0
                                        ---------                   --------
			Total current liabilities		          1,791,361                   	     	0
                                        ---------                   --------
Stockholders' Equity:
	Common stock	                             27,870		                   27,870
	Preferred stock	                               -                         	-
	Additional paid-in capital	            2,390,070                		2,390,070
	Accumulated deficit		                 (3,542,999) 	1,125,059	    (2,417,940)
			Total stockholders' equity		        (1,125,059)		                       0
                                       -----------                 ----------
				                                    $	666,302	                  $	     0
</TABLE


8.	Subsequent Events:  Stock Purchase Agreement

	On May 22, 1996 the Company entered into an Addendum to the Stock Purchase
Agreement it initially entered into on September 5, 1995 with Infinitron
Investments International, Inc. of Vancouver B.C. ("Infinitron"). Pursuant thereto 100% of the shares of common stock of Infinitron would be exchanged for approximately 4,797,500 shares of common stock of the Company which would represent approximately 95% of the post-split Company's outstanding common stock. The Addendum provides, among other things, that Leggoons will use its best efforts to obtain SEC clearance of its proxy statement by July 22, 1996 and Infinitron will use its best efforts to fully cooperate with the Company in obtaining such clearance.


	On July 3, 1996 counsel for Infinitron informed the Company that Infinitron does not intend to proceed with the transaction contemplated by the Stock
Acquisition Agreement.  Counsel for Infinitron stated that the basis for that action was that he noted "a number of irregularities in the relationships and dealings among the principals of Leggoons and Infinitron," however he did not provide any specifics relating to that allegation.  The Company believes these claims to be baseless and without merit.

	The Company and its counsel currently are considering what action, if any, is appropriate in view of the recent communication from Infinitron.










Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

	The Company's financial results are largely determined by the level of sales and related pricing flexibility of the Company's various lines of merchandise.
Sales can be impacted by merchandise trends, seasonality swings and the general state of the economy.

Results of Continuing Operations:

	The general and administrative expenses of continuing operations for the three months ended May 31, 1996, is comprised of $54,541 in expenses related to the Company's public company status. These expenses are primarily accounting and legal fees incurred in connection with the preparation of a preliminary proxy statement. For the three months ended May 31, 1995, the public company expense was $6,420.

	The loss from continuing operations per share was $.02 for the three months ended May 31, 1996, compared to $.00 net loss per share for the three months ended May 31, 1995.

	The general and administrative expenses of continuing operations for the nine months ended May 31, 1996, is comprised of $68,907 in expenses related to the Company's public company status. These expenses are primarily accounting and legal fees incurred in connection with the preparation of a preliminary proxy statement. For the nine months ended May 31, 1995, the public company expense was $16,450.

	Due to the exchange of common stock for debt in January 1995, the weighted average shares outstanding was higher in the nine months ended May 31, 1996, compared to the Nine months ended May 31, 1995. The loss from continuing operations per share was $.02 for the nine months ended May 31, 1996, compared to $.00 for the nine months ended May 31, 1995.

Results of Discontinued Operations:

	Net sales decreased by $184,419, or 34.0% during the three months ended May
31, 1996, compared to the same period last year.  The decrease was primarily due to lower sales of the Company's closeout merchandise and the overall decreased demand in the industry of children's apparel.

	Selling, general and administrative expenses decreased $227,074, during the three months ended May 31, 1996, compared to the same period last year.  The decrease was a result of decreased selling expenses related to the decreased sales during the period combined with lower administrative expenses related to reduced personnel salary costs and other cost containment actions that were enacted as part of the plan for discontinued operations.

	As the result of lower sales with a lower gross margin offset by decreased selling, general and administrative expenses incurred, and the provision for loss on disposal of operations, the loss from discontinued apparel operations during the three months ended May 31, 1996, was $0 compared to a loss of $350,116 during the three months ended May 31, 1995.


	Net sales decreased by $844,996, or 46.0% during the nine months ended May
31, 1996, compared to the same period last year. The decrease was due to obtain raw materials on a timely basis, lower sales of the Company's closeout merchandise and the overall decreased demand in the industry of children's apparel.

	Selling, general and administrative expenses decreased $418,314, during the nine months ended May 31, 1996, compared to the same period in the prior year. The decrease was a result of decreased selling expenses related to the decreased sales during the period combined with lower administrative expenses related to reduced personnel salary costs and other cost containment actions that were enacted as part of the plan for discontinued operations.

	As a result of lower sales with lower gross margins and decreased selling, general and administrative expenses incurred, and the provision for loss on disposal of operations, the loss from discontinued apparel operations during the nine months ended May 31, 1996, was $855,022 compared to a loss from discontinued operations of $447,428 during the nine months ended May 31, 1995.

Financial Condition, Liquidity and Capital Resources:

	As is customary in the apparel manufacturing and marketing industry, the Company's primary needs for liquidity are to finance its inventories and accounts receivable. The Company's primary sources for working capital are cash flow from operations and borrowings under the Company's revolving loan agreements.

	As described in Note 4, the Company renegotiated its revolving loan agreement effective November 30, 1993. The agreement provides for a maximum revolving credit amount of $1,000,000 based on eligible accounts receivable, subject to certain restrictions and financial covenants. The approximate average borrowings on this loan were $424,000 during the quarter ended May
31, 1996, compared to $660,000 during the quarter ended May 31, 1995. The revolving credit agreement matured on November 30, 1994, and was extended to March 31, 1995. The loan agreement will not be further extended and the Company is presently attempting to obtain the necessary funds to pay the May 31, 1996, loan balance of $363,275. The Company and the bank have been working together to provide for the payment of this balance without the bank having to enforce default proceedings.

		Due to the renegotiation of the revolving loan agreement, which had previously provided for borrowings on accounts receivable and inventories, the Company entered into a revolving line of credit agreement  with an officer and director of the Company and received advances of $115,000 during
May 1994 and $250,000 during July 1994.  The loan provided for maximum borrowings of $365,000 at an interest rate of two percent over the New York prime rate of interest with a security interest granted in inventories and the Company's interest in Cintura Partners.  In July 1995 the loan agreement was amended to provide for maximum barrowings of $500,000 with an additional security interest in trademarks of the Company.  The loan is a demand note with a balance of approximately $725,000 at May 31,1996.  The Company and the stockholder have ammended the loan agreement to provide for maximum barrowings of $850,000.


	The Company's term loan agreement with the Missouri Department of Economic
Development (DED) contains certain restrictive covenants, including the maintenance of certain financial ratios. Specifically, the Company must maintain minimum tangible net worth (including debt from shareholder) of $1,300,000, capital expenditures not to exceed $200,000 in any fiscal year and a ratio of total liabilities to tangible net worth of not greater than 3 to 1. On May 31, 1996, the Company was not in compliance with the minimum tangible net worth and ratio of total liabilities to tangible net worth covenants contained in the term loan agreement. In addition, the Company has received a notice of default and penalty interest assessment due to the delinquency of required monthly payments after March 1994. The Company is presently working with DED and the Missouri Attorney General's office to work out a resolution to the loan balance of $103,600 that is acceptable to both parties. Substantially all of the assets (excluding building and trademark) of the Company are pledged as collateral under the DED term loan agreement.

	The Company's term loan agreement with the Community State Bank of Bowlling
Green was in default at August 31, 1995, based on the discontinuance of loan payments after April 1995.  The bank declared the loan in default in August
1995 and initiated foreclosure proceedings on the building located in
Vandalia, Missouri.  In September 1995 an agreement was reached where the
Company would bring the loan payments current at that time and the bank would discontinue foreclosure proceedings for ninety days.  The Company has presently negotiated a similar agreement for an extension based on the
Company resuming monthly payments.  The Company has made the monthly payments in December, January, February, March, April, and May to bring the loan balance to approximately $58,000 at May 31, 1996.  It is the Company's intention to continue with the monthly payments until the loan is paid in full.

	On August 22, 1995, the Company signed a Letter of Intent to acquire all of the outstanding shares of Infinitron Investments International, Inc. by exchanging newly issued Leggoons shares.  Upon completion of the transaction, present Infinitron shareholders will own a majority of the combined companies.
Privately owned Infinitron, based in Vancouver, British Columbia, is a computer software and technologies company which develops Internet oriented multimedia database programs.  On May 22, 1996, an addendum to the stock acquisition agreement was entered into that provided for, among other items, the Company and Infinitron using thier best efforts to obtain clearance by the Securities and Exchange Commission of the Company,s proxy sstatement by July 22, 1996, and the Company transfering all of its assets and liabilites from the corporation to a third party assignee for the benefit of creditors prior to June 21, 1996.  The addendum further stated that in the absence of further agreements, if the above transactions did not take place on or before the times indicated, the stock acquisition agreement will without further action be terminated and will no longer be in force or effect.
The company is in the process of obtaining regulatory approval of the preliminary proxy statement related to this transaction.  Management expects to be mailing the difinitive proxy statement to shareholders in July 1996.

	The Company believed it was necessary to obtain a revised credit facility in order to meet working capital needs in 1996. In addition, the Company pursued a private placement of equity as a source to replace the working capital loss from operations of 1995 and 1994. In addition, if the Infinitron transaction is consummated, the Company intends to pursue additional financing through Infinitron. The Company has been unable to secure additional financing and achieve profitable operations and the ability of the Company to continue as a going concern is in substantial doubt.

	The Company has negotiated settlements on several unsecured liabilities at a considerable discount from their original amount and is still pursuing settlement on the remaining unsecured liabilities for a similar resolution.
The Company has realized an extraordinary gain of $94,723 during the nine months ended May 31, 1996, in connection with the settlement of the liablilities are current at May 31, 1996.



	As discussed in Notes 4 and 5, on January 19, 1996, the Company adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, the Company discontinued production on April 30, 1996 and will either sell or liquidate the operations within twelve months of that date. In addition, the Company entered into a Licensing Agreement with Robert Tamsky, a former director and officer of the Company. Pursuant to the terms of the Licensing Agreement, the company grants Mr. Tamsky effective January 1, 1996, the right to use the LEGGOONS trademark in connection with the design, production, marketing, sales and sublicensing of all clothing, wearing apparel and accessories bearing the "LEGGOONS" symbol. This right will continue until December 31, 1998, and may be extended thereafter each year for an additional year. In consideration for the license, Mr. Tamsky, according to the Licensing
Agreement, shall pay to the Company a royalty of five percent of the net sales (gross sales less allowances, returns, samples and seconds) of "LEGGOONS" products. This payment shall be based on monthly sales and shall be due thirty days after the end of each month. There is no minimum royalty provided for in the Licensing Agreement. The Licensing Agreement provides that the Company will fulfill all its obligations for orders existing prior to the date of the agreement. The collection of the royalty is the only apparel business the Companyintends to engage in after such current orders and obligations are fulfilled.



	The company considers the following as measures of liquidity and capital resources for the quarter ended May 31, 1996, and May 31, 1995:

	                                    		1996	         		1995
                                     --------        --------
	Working capital	                  (1,411,817)	       483,798
	Current Ratio	                           .21	           1.32

	On June 12, 1996 the Company transferred all of its assets and liabilities to Leggoons, Inc., a Nebraska corporation, as part of the Stock Purchase
Agreement with Infinitron Investments International, Inc. ("Infinitron").
See Note 7 to Financial Statements.

	On July 3, 1996 the Company was informed by Infinitron that it does not intend to proceed with the transaction whereby 100% of the outstanding common stock of Infinitron would be exchanged for approximately 95% of the outstanding common stock of the Company after the transaction. See Note 8 to Financial Statements.

                            FORM 10-QSB

                           LEGGOONS, INC.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	(a)	Exhibits  -  None.

	(b)	Reports on Form 8-K  - None

  Financial Data Schedule


SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                	LEGGOONS, INC.
BY (Signature)               /s/ Steven D. Walters
(Date)                       July 17, 1996
(Name and Title)           		Steven D. Walters
		                           Chief Financial Officer