Form 10-K
period 1996-08-31
LEGGOONS INC
filed 1996-12-17
CIK 911934

LEGGOONS, INC.
400 South Lindell
Vandalia, Missouri 63382
December 16, 1996
U.S. Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

RE:  Form 10-KSB, Commission File No. 33-68570
Included with this letter is the electronic filing of Leggoons, Inc., Form 10-KSB for the year ended August 31, 1996. However, the Leggoons, Inc., the audited financial statements and related accountants' report as of and for the year ended August 31, 1996, are not included in the filing.
As indicated on Leggoons, Inc., February 29, 1996, Form 10-QSB filed on
April 19, 1996, and May 31, 1996, Form 10-QSB filed on July 19, 1996, Leggoons, Inc., during the fiscal year ended August 31, 1996, has discontinued operations, except for the maintenance of the public shell, and filed an assignment for the benefit of creditors. These two items raised significant accounting issues that required extensive research and guidance from our accountants, BDO Seidman, LLP. However, due to limited working capital delaying the start of this process the final research for the accounting treatment of these items is just now being completed.
BDO Seidman, LLP, has not finalized the Leggoons, Inc., audited financial statements due to the fact that the final research of the accounting treatment is just now being completed. In addition, they have requested that payment for their services be made before they provide their accountants' report on the financial statements as of and for the year ended August 31, 1996. I have agreed to honor their request in order to maintain a positive working relationship with our accountants. The accountants' report for the financial statements as of and for the year ended August 31, 1996, is expected to be unqualified with a going concern explanatory paragraph.
This is consistent with the accountants' report that was issued for the financial statements as of and for the year ended August 31, 1995.
It is the intention of Leggoons, Inc., to file an amended Form 10-KSB for the year ended August 31, 1996, that includes the financial statements as of and for the year ended August 31, 1996, and the related accountants' report, by December 23, 1996.

 Please feel free to call or fax me at (314) 441-3894 if you have any questions.
                                     Sincerely,
                                     Steven D. Walters
                                     Chief Financial Officer

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  August 31, 1996
Commission file number:  33-68570

                          LEGGOONS, INC.
          --------------------------------------------------
        (Exact name of registrant as specified in its charter)
	          MISSOURI	                             43-1239043
   ----------------------            ----------------------------------
 	(State of incorporation)	         (IRS Employer Identification number)
           400 South Lindell, Vandalia, Missouri, 63382
        ---------------------------------------------------
       (Address of principal executive offices and Zip Code)
                            (573) 594-6418
        ---------------------------------------------------
       (Registrant's telephone number, inc	luding area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Leggoons, Inc. Common Stock $.01 Par Value
Leggoons, Inc. Class A Warrants

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		             			Yes		X	        	No
                     ---------      --------
	Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this form 10-KSB.  [    ]

	Revenue's for the fiscal year ended August 31, 1996:	$0

	The aggregate market value of the voting stock held by non-affiliates of the
Registrant, based upon the closing average bid and asked price of the Common
Stock on November 30, 1996, as reported on the OTC Bulletin Board, was
$225,000.

    Number of shares of common stock outstanding as of November 30, 1996:
2,787,000

Documents Incorporated by Reference: Exhibit's in Registrant's Annual Report on Form 10-K filed on December 14, 1995, are incorporated by reference to the exhibit index attached hereto. Exhibits in Registrant's Annual Report on Form 10-K filed on November 29, 1994, are incorporated by reference to the exhibit index attached hereto. Exhibits in Registrant's Registration Statement on Form S-1 filed on October 28, 1993, are incorporated by reference to the exhibit index attached hereto.

                         LEGGOONS, INC.

                    Index to Annual Report
                      on Form 10-KSB

Part I		                                                			Page

			Item 1- Description of Business		                      		3

			Item 2- Description of Property			                   	   4

			Item 3- Legal Proceedings				                            4

			Item 4- Submission of Matters to a Vote
           of Security Holders		                           	4

Part II

			Item 5- Market for Common Equity and
           Related Stockholder Matters		                    4

			Item 6- Plan of Operations	                           			5

			Item 7- Financial Statements			                         	6

			Item 8- Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure	                   		  	6

Part III

			Item 9- Directors, Executive Officers
           and Compliance With Section 16(a)
           of the Exchange Act			                          	7

			Item 10- Executive Compensation	              	         	8

			Item 11- Security Ownership of Certain
            Beneficial Owners and	Management			            	8-9

			Item 12- Certain Relationships and Related
            Transactions                               		  	9

Part IV

			Item 13- Exhibits, Financial Statement
            Schedules and Reports on Form 8-	          		  	10

                             PART I

Item 1.	Description of Business

	(a) Business Development

	Leggoons, Inc. (the "Company") was organized under the laws of the State of
Missouri on September 1, 1981, as HANDY-TOP, INC.  On April 20, 1983, the
Articles of 	Incorporation were amended to change the name of the corporation to HTI Corporation.  On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc.  In addition to changing the Company's name, the May 28,1993, amendment to the Articles of
Incorporation 	increased the number of authorized shares of common stock from
40,000 to	10,000,000 and decreased the par value of the common stock from
$1.00 per 	share to $.01 per share.  	Also on May 28, 1993, the Company
declared a 14-for-1	stock split.  Unless otherwise indicated, all share and
per share data are reflected	on a post split basis throughout this Form
10-KSB.

	 On June 12, 1996, the Company transferred all of its assets and liabilities
to a third	party assignee, under an "Assignment for the Benefit of Creditors"
(the	"Assignment").   An Assignment 	is a business liquidation device
available as an	alternative to bankruptcy.  The third party assignee, a
Nebraska corporation,	also named Leggoons, Inc.  (the "Assignee"), will be
required to properly, timely,	and orderly dispose of all remaining assets for
the benefit of creditors.  The 	Company will continue to maintain its' status
as a shell corporation.

	(b) Business of Issuer

	The Company was engaged in the design, manufacture and distribution of
apparel	and related accessories which are sold to better specialty and
department stores	nationwide under the brands: Leggoons, CPO by Leggoons,
John Lennon Artwork	Apparel and Snooggel. On January 19, 1996, the Company
entered into a	Licensing 	Agreement with Robert Tamsky, a former director and
employee of the	Company.  Pursuant to the terms of the Licensing Agreement,
the Company	granted Mr. Tamsky effective January 1, 1996, the right to use
the LEGGOONS	trademark in connection with the design, production, marketing,
sales and	sublicensing of all clothing, wearing apparel and accessories
bearing the	"LEGGOONS" symbol.  This right will continue until December 31,
1998, and	may be extended thereafter each year for an additional year.  In
consideration	for the license, Mr. Tamsky, according to the Licensing
Agreement, shall pay to	the Company a royalty of five percent of the net
sales of "LEGGOONS" products.

	Also on January 19, 1996, the Company adopted a formal plan to discontinue
the	designing, selling, manufacturing and distribution of its apparel
products.  As part of	such plan, the Company discontinued production on April
30, 1996, and intends to	either sell or liquidate the operations within
twelve months of that date.  On June	12, 1996, the Company transferred all of
its assets and liabilities to a third party 	assignee, under an "Assignment
for the Benefit of Creditors."  Included in the	Assignment were the rights
and obligations of the Licensing Agreement.

	After the Assignment the Company is continuing its status as a public shell corporation with the intention of marketing the shell for a merger or
acquisition in	the future.  The Company does not currently have any employees.

Item 2.	Description of Property

	The Company is using office space provided by the Assignee at 400 South
Lindell,	Vandalia, Missouri, to maintain its shell operations.

Item 3.	Legal Proceedings

 Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	Not Applicable


	                             PART II


Item 5.	Market for Common Equity and Related Stockholder Matters

		(a) Market Information

		The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown below is as reported by the OTC Bulletin Board.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-
down or	commission and may not necessarily represent actual transactions.


            Per Share Common Stock Bid Prices by Quarter
         					For the Fiscal Year Ended August 31, 1996

			                       			High                		Low

		First Quarter					         1 7/8		               3/4
		Second Quarter				        	1 9/16		              7/8
		Third Quarter			         		1 9/16	             	 5/16
		Fourth Quarter					         15/16            		  3/8

			         Per Share Common Stock Bid Prices by Quarter
					         For the Fiscal Year Ended August 31, 1995

                       						High                		Low

		First Quarter			         		1 1/4		               7/8
		Second Quarter			        		15/16		               3/8
		Third Quarter					           5/8		               3/8
		Fourth Quarter				       	   5/8	            	   3/8

		(b) Holders of Common Equity

		As of August 31, 1996, the 	Company estimates there were 350 beneficial
shareholders of the Company's Common Stock.

	(c) Dividends

	The Company has not declared or paid a cash dividend to stockholders since it became a "C" corporation on November 18, 1993.  The Board of Directors
presently	intends to retain any earnings to finance Company operations and
does not expect	to authorize cash dividends in the foreseeable future.  Any
payment of cash	dividends in the future will depend upon the Company's
earnings, capital	requirements and other factors.

Item 6.	Plan of Operations

	The Company is currently satisfying its cash requirements by obtaining
advances	from its principal stockholder, James S. Clinton.  Mr. Clinton is
also the President	and a member of the Board of Directors of the Company.
Mr. Clinton has advised	the Company that he will continue to provide cash
advances for operations for at	least the next twelve months.  It is
anticipated that the Company will employ one or	two employees in the next
twelve months to provide for the procedures required to	market the public
shell for merger or acquisition.

	On May 22, 1996, the Company entered into an Addendum to the Stock Purchase
Agreement it initially entered into on September 5, 1995, with Infinitron
Investments	International, Inc. of Vancouver B.C. ("Infinitron").  Pursuant
thereto 100% of the	shares of common stock of Infinitron would be exchanged
for approximately	4,797,500 shares of common stock of the Company which would
represent	approximately 95% of the post-split Company's outstanding common
stock.  The	Addendum provided, among other things, that Leggoons would use
its best efforts	to obtain SEC clearance of its proxy statement by July 22,
1996, and Infinitron will	use its best efforts to fully cooperate with the
Company in obtaining such clearance.

	On July 3, 1996, counsel for Infinitron informed the Company that Infinitron
does	not intend to proceed with the transactions contemplated by the Stock
Acquisition	Agreement.   Counsel for Infinitron stated that the basis for that
action was that he	noted "a number of irregularities in the relationships and
dealings among the	principals of Leggoons and Infinitron, " however he did not
provide any specifics	relating to that allegation.  The Company believes these
claims to be baseless and	without merit.

	Settlement negotiations have been completed, including approval by all
Infinitron	and the Company of the settlement documents, which are currently
being circulated	for signatures.  Generally, under the terms of the
settlement, the Company is to	receive $510,000 in cash over a period of six
months, along with 3% of Infinitron	stock.  The Infinitron stock will be held
for the benefit of the Company's	shareholders as their "loss of the bargain"
under the Leggoons Inc., Infinitron	proposed merger.

	As of December 13, 1996, the settlement agreement has not been executed by
all 	parties.  If, and when, this settlement agreement is executed the
Company will be	able to determine how the proceeds of the settlement agreement
affect its plan of	operations for the next twelve months.

Item 7.	Financial Statements

	Financial statements for the two years ended August 31, 1996 and 1995 are presented in a separate section of this report following Part IV.


Item 8.	Changes in and Disagreements with Accountants on Accounting and
        Financial	Disclosure

	On November 3, 1995, the Company engaged the services of BDO Seidman in St.
Louis, Missouri, to provide an audit of its financial statements for the
fiscal year	ended August 31, 1995.  The former accountant, KPMG Peat Marwick
LLP in	Omaha, Nebraska, declined to stand for re-election for the 1995
engagement.  The	independent auditors' reports for August 31, 1993 and 1994,
were modified as to	uncertainties about the entity's ability to continue as a
going concern.  The decision	to change accountants was approved by the
Company's board of directors with the	selection of the successor accountants.
The Company and its' former accountants	had no disagreements during the fiscal
years ended August 31, 1993 and 1994,	and through the date they declined to
stand for re-election.

                           		PART III
Item 9.	Directors, Executive Officers and Compliance With Section 16(a) of
        the Exchange	Act
	(a) Directors and Executive Officers

	James S. Clinton, 56, Chief Executive Officer, President and Director of the
Company since 1983.  Director of Eselco, Inc., an investor owned electric utility.

	Steven D. Walters, 29, Chief Financial Officer and Director of the Company
since	1994.  Audit Supervisor/Senior in Certified Public Accounting firms from
1991 to	1994.

	Larry D. Langston, 56, Director of the Company since 1983. Executive Vice President of the Company from 1983 to 1995.

	Richard F. Giannotti, 50, Director of the Company since 1995.  Vice President
of	Multi Financial Securities since 1995.  Securities and Corporate Finance
with	Regional Brokerage firms from 1991 to 1995.

	(b) Compliance with Section 16(a) of the Exchange Act

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the
Securities	and Exchange Commission.  The Company is unaware that any required
reports	were not timely filed.

Item 10.	Executive Compensation

	The following table sets forth information concerning compensation paid by Leggoons, Inc. for services rendered during fiscal year 1996, 1995, and 1994
for	the Chief Executive Officer and for each of the Company's other executive
officers	whose annual salary and bonus exceeds $100,000.

					               Summary Compensation Table
													       --------------------------
								                              Long-Term Compensation
                                    ---------------------------
                     							          Awards     	    Payouts           All
		          	Annual Compensation	                            					     Other
Name and					                            Restricted	  LTIP            Compen-
Principal			       Salary	 Bonus	 Other   Stock	     Options/ Payouts  sation
Position		    Year	 ($)   	 ($)    ($)     ($)      	SARs(#)    ($)  	   ($)
            ----- ------  -----  -----  ---------   -------  ------- -------

James S.	    1996   -0- 	   -0-	   -0-		   -0-	       -0-  		  -0-	     -0-
 Clinton,		  1995	17,631    -0-	   -0-		   -0-	       -0-  		  -0-	     -0-
 President
 and Chief	  1994	38,200    -0-	   -0-		   -0-	       -0-  		  -0-  	   -0-
 Executive
 Officer

	Perquisites and other personal benefits are omitted because they do not exceed
	either $50,000 or 10% of the total of annual salary and bonus for the named
	executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of November 30, 1996, the beneficial
ownership of the	Company's Common Stock by each person who is known by the
Company to own	beneficially more than 5% of the issued and outstanding shares
of the Company's	Common Stock.

		Name and Address of     		Amount and Nature of       		Percent of
		 Beneficial Owner  		     Beneficial Ownership		        Class
  ------------------        --------------------         ----------

		James S. Clinton		            	1,416,000	   	            50.8%
		30 Ginger Cove Road
		Valley, NE  68064

		Larry D. Langston			             266,000	            	    9.6%
		301 W. Saint John
		Vandalia, MO  63382

	The following table shows, as of November 30, 1996, certain information with
respect to	Leggoons, Inc. Common Stock beneficially owned by directors and
executive officers of	the Company.  Unless otherwise noted, all shares are
owned directly or indirectly with	sole voting and investment power.

		    Name of	           		Amount and Nature of	             	Percent of
		Beneficial Owner	       	Beneficial Ownership1		              Class
  ----------------         ---------------------              ----------

		James S. Clinton2          			1,416,000	                  	   50.8%
		Larry D. Langston3			           266,000	                  	    9.6%
		Steven D. Walters2			             1,000		                      -0-
		Richard Giannotti3			             1,000	                 	     -0-
		All Directors and
		Officers as a Group        			1,684,000		                     60.4%

		1	Shares reported include shares owned by spouses of officers and directors.
		No options to acquire any Leggoons, Inc. common stock are owned by any
		officer or director.

      		2	        Officer and director of the Company.

	      	3	        Director of the Company.


Item 12.	Certain Relationships and Related Transactions

	During fiscal 1995, the saliant details of certain transactions which
occurred between	the Company and its officers and directors are set forth
below.  With respect to each	such transaction, the Company believes that the
terms of each transaction were	approximately as favorable to the Company as
could have been obtained from an	unrelated third party.

	In January 1995, the Company authorized the issuance of 140,000 shares of
restricted	common stock to James Clinton.  At such time, Mr. Clinton was the
President and a	member of the Board of Directors of the Company.  Such
issuance was in consideration	of the forgiveness by Mr. Clinton of $140,000
in debt owed by the Company to Mr.	Clinton.  The Board of Directors of the
Company, by unanimous written consent,	deemed the issuance of such shares to
be fair and equitable in view of the book value	and market value of the
Company's common stock.

	In July 1995, the Company sold the useable assets of its facility in Omaha
to James S.	Clinton, President of the Company, at the approximate market value
of the assets.  No 	material gain or loss was incurred in the transaction.
The market value of the assets	was determined by management analysis of the
assets in the transaction.

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) Index to Financial Statements and Schedules

	See index to financial statements and supporting schedules on page 11 of this
	annual report on Form 10-KSB.

	(b) Reports on Form 8-K

	A Current Report on Form 8-K dated as of June 12, 1996, was filed with respect to the sale of assets and liabilities to the Assignee in conjunction
with the	Assignment for the Benefit of Creditors filed by the Company on June
12, 1996.

	(c) Index to Exhibits

	Any exhibits filed with the Securities and Exchange Commission will be
supplied	upon written request of Steven D. Walters, Vice President of Finance,
Leggoons,	Inc., 400 S. Lindell, Vandalia,  MO  63382.  A charge will be made to
cover copying	costs.  See Exhibit Index below.


	Number                        Exhibit Description


  	3.1		    Leggoons, Inc. Articles of Incorporation and Amendments,
            incorporated 	by reference to Exhibit 3.1 of Leggoons, Inc.
            Registration Statement on 	Form S-1 filed on October 28, 1993.

 	3.2  	    Leggoons, Inc. Bylaws Amended, incorporated by reference to
            Exhibit 3.2 of Leggoons, Inc. Registration Statement on Form S-1
            filed on	October 28, 1993.

 	4.2      	Class A Warrant Agreement, incorporated by reference to Exhibit
            4.2 of	Leggoons, Inc. Registration Statement on Form S-1 filed
            on October 28, 1993.

	10.1      	Assignment for Benefit of Creditors, incorporated by reference to
            Exhibit	10.1 of Leggoons, Inc., Form 8-K filed on June 27, 1996.

                   						LEGGOONS, INC.

     			    	     INDEX TO FINANCIAL STATEMENTS
   		FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-KSB

				           FOR THE YEAR ENDED AUGUST 31, 1996

Balance Sheet                                        F-1

Statements of Operations                             F-2

Notes to Interm Financial Statements              F-3 - F-4

Proforma Balance Sheet                               F-4

Stock Purchase Agreement                             F-5

                         	LEGGOONS, INC.
                        		BALANCE SHEET
                         		(Unaudited)
                     			August 31, 1996
	ASSETS:

Total Assets 			                                $	0

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Advances payable to stockholder		          		8,188
	Accounts payable		                         	12,339
                                             ------
	Total current liabilities			                20,527

Stockholders' Equity:
	Common stock, $.01 par value,
 authorized 	10,000,000 shares;
 issued and outstanding, 2,787,000 		        27,870
	Preferred stock, $.01 par value,
 authorized 5,000,000
		shares; issued and outstanding -
            none                                 	0
	Additional paid-in capital	             	3,522,792
	Accumulated deficit				                 (3,571,189)
			Total stockholders' equity				           (20,527)
				Total Liabilities and
    Stockholders' Equity		 	             $        0
                                          ---------

      See accompanying notes to interim financial statements

                             LEGGOONS, INC.
                        STATEMENTS OF OPERATIONS
                             (Unaudited)


	                                         For the Years Ended August 31,
	                                        			1996		             	 1995
	                                      -------------         -----------

	General and
	administrative expenses	              			98,920	              	26,000

Loss from continuing operations		      		(98,920)            		(26,000)

Discontinued operations:
	Income (loss) from discontinued
 apparel operations	                 			(289,302)		         (1,380,983)
	Loss on disposal of apparel
 operations, including a provision
 of $150,000 for operating losses
 during phase-out period		            		(470,998)                  		0

Income (loss) from discontinued
	operations                         			 (760,300)	        		(1,380,983)
                                        ---------            ----------
Net loss                          			$	( 859,220)	        $	(1,406,983)
                                        =========            ==========
Loss from continuing operations
 per share	                             		$	(.04)               		(.01)
                                         --------             ---------
Net income (loss) per share	            		$	(.31)               		(.51)
                                         --------             ---------
Weighted average shares outstanding		  2,787,000	            2,734,500
                                       ==========            ==========

       See accompanying notes to interim financial statements

LEGGOONS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.	Unaudited Interim Periods:

	The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments, except the recognition of the estimated loss on disposal of the apparel operations (Note 2) and the recognition of the assignment for the benefit of creditors (Note 4), are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the company's Annual Report Form 10-K filed with the SEC on December 14, 1995.

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


3.	Restructuring of Liabilities:

	During the year  ended August 31, 1996, the Company entered into agreements with certain vendors under which those vendors agreed to reduce the aggregate amount owed to them by the Company by up to seventy five percent in exchange for the Company's commitment to pay the reduced amount over varying periods through December, 1998.  The Company has recognized a $94,723 gain from the restructuring  of these liabilities based on the payments that were made and accepted in December 1995 through May 1996.  This gain has been classified as an adjustment to the loss on  disposal of apparel operations in the statement of operations.

4.	Assignment for the Benefit of Creditors:

	On June 12, 1996, the Company transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors.
"  An Assignment is a business liquidation device available as an alternative
to bankruptcy.   The third party assignee, a Nebraska corporation, also named
Leggoons, Inc. (the "Assignee"), will be required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors.  The
Company will continue to maintain its' status as a shell corporation.
Following is a proforma condensed balance sheet reflecting the effect of the foregoing transaction as if it occurred on May 31, 1996:

 LEGGOONS, INC.
Proforma Balance Sheet


                                 		May 31,	               	 Proforma
                                  		1996	                	May 31, 1996
                                -------------             ------------
	ASSETS	                        (Unaudited)	 Adjustments	  (Unaudited)
Current Assets:

	Cash	                           $  1,530	     (1,530)     	$     0
	Accounts receivable	             215,258	   (215,258)	           0
	Inventories                    		162,756    (162,756)    	       0
                                  -------     -------         -----
		Total current assets	           379,544    (379,544)          		0
                                  =======     =======         =====
Property, plant and
 equipment, net	                   72,755	    (72,755)     	      0
Trademarks, net 		                214,003 	  (214,003)	     	     0
				                             $666,302    (666,302)       $	   0
                                  =======     =======         =====


	LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
	Note payable to bank	          $	363,275   	(363,275)	      $    0
	Note payable to stockholder		    724,643	   (724,643)		          0
	Current portion of
 long-term debt	                  165,722	   (165,722)	           0
	Accounts payable               		306,791	   (306,791)	    	      0
	Accrued expenses	                	98,522	    (98,522)          		0
	Estimated loss on
 discontinued operations		        132,408 	  (132,408)		          0
			Total current liabilities	  	1,791,361	 (1,791,361)           	0
                                ---------   ----------        -----
Stockholders' Equity:
	Common stock	                     27,870		    27,870
	Preferred stock	                    -	          -
	Additional paid-in capital	    2,390,070	  1,125,059	    3,515,129
	Accumulated deficit		         (3,542,999)	              (3,542,999)
	Total stockholders' equity		  (1,125,059)		                      0
                                ---------    ---------     ---------
				                            $	666,302	                  $	    0
                                =========    =========     =========

5.	Stock Purchase Agreement:

	On May 22, 1996, the Company entered into an Addendum to the Stock Purchase Agreement it initially entered into on September 5, 1995, with Infinitron Investments International, Inc. of Vancouver B.C. ("Infinitron"). Pursuant thereto 100% of the shares of common stock of Infinitron would be exchanged for approximately 4,797,500 shares of common stock of the Company which would represent approximately 95% of the post-split Company's outstanding common stock. The Addendum provides, among other things, that Leggoons will use its best efforts to obtain SEC clearance of its proxy statement by July 22, 1996, and Infinitron will use its best efforts to fully cooperate with the Company in obtaining such clearance.

	On July 3, 1996, counsel for Infinitron informed the Company that Infinitron does  not intend to proceed with the transactions contemplated by the Stock
Acquisition Agreement.   Counsel for Infinitron stated that the basis for that
action was that he noted "a number of irregularities in the relationships and dealings among the principals of Leggoons and Infinitron, " however he did not provide any specifics relating to that allegation.  The Company believes these claims to be baseless and without merit.

	Settlement negotiations have been completed, including approval by all Infinitron and the Company of the settlement documents, which are currently being circulated for signatures. Generally, under the terms of the settlement, the Company is to receive $510,000 in cash over a period of six months, along with 3% of Infinitron stock. The Infinitron stock will be held for the benefit of the Company's shareholders as their "loss of the bargain"
under the Leggoons Inc., Infinitron proposed merger.	As of December 13, 1996,
the settlement agreement has not been executed by all parties.

                            					Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1996.

  LEGGOONS, INC.


By: /s/ James S. Clinton                      	By: /s/ Steven D. Walter
   ----------------------                         -----------------------
	       James S. Clinton					                          Steven D. Walters
Chairman of the Board and President            		Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ James S. Clinton          	  			      December 16, 1996
      ---------------------                      -----------------
	James S. Clinton			Chairman of the Board,           		Date
					President and Director

	       /s/ Larry Langston         				          December 16, 1996
      --------------------                       -----------------
	   Larry Langston,	Director	                        		Date


	       /s/ Steven D.Walters         				        December 16, 1996
      ----------------------                     -----------------
	Steven D. Walters		Vice President and 		              Date
     						Director