Form 10-K/A
period 1996-08-31
LEGGOONS INC
filed 1997-01-17
CIK 911934

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB/A
                            Amendment Number One

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended:  August 31, 1996
                      Commission file number:  33-68570

                              LEGGOONS, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

              MISSOURI                          43-1239043
      ----------------------       ---------------------------------
     (State of incorporation)     (IRS Employer Identification number)

              400 South Lindell, Vandalia, Missouri, 63382
          ---------------------------------------------------
         (Address of principal executive offices and Zip Code)

                              (573) 594-6418
            --------------------------------------------------
           (Registrant's telephone number, including area code)

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

                                     Yes    No X

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this
form 10-KSB/A or any amendment to this form 10-KSB/A.           [ X ]

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

                            LEGGOONS, INC.

                        Index to Annual Report
                           on Form 10-KSB/A

Part I                                                         Page
------                                                         ----
               Item 1- Description of Business                   3

               Item 2- Description of Property                   4

               Item 3- Legal Proceedings                         4

               Item 4- Submission of Matters to a
                       Vote of Security Holders                  4

Part II
-------
               Item 5- Market for Common Equity
                       and Related Stockholder Matters          4-5

               Item 6- Plan of Operations                       5-6

               Item 7- Financial Statements                      6

               Item 8- Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure                      6

Part III
--------
               Item 9- Directors, Executive Officers
                       and Compliance With Section 16(a)
                       of the Exchange Act                       7

               Item 10- Executive Compensation                   8

               Item 11- Security Ownership of Certain
                        Beneficial Owners and Management         8-9

               Item 12- Certain Relationships and Related
                        Transactions                             9-10

Part IV
-------
               Item 13- Exhibits, Financial Statement
                        Schedules and Reports on Form 8-K         10

                                  PART I
                                  ------
Item 1.     Description of Business
-----------------------------------
     (a) Business Development

     Leggoons, Inc. (the "Company") was organized under the laws of the State of Missouri on September 1, 1981, as HANDY-TOP, INC. On April 20, 1983, the Articles of Incorporation were amended to change the name of the corporation to HTI Corporation. On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc. In addition to changing the Company's name, the May 28,1993, amendment to the Articles of Incorporation increased the number of authorized shares of common stock from 40,000 to 10,000,000 and decreased the par value of the common stock from $1.00 per share to $.01 per share. Also on May 28, 1993, the Company declared a 14-for-1 stock split. Unless otherwise indicated, all share and per share data are reflected on a post split basis throughout this Form 10-KSB/A.

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

Item 2.     Description of Property
-----------------------------------
     The Company is using office space provided by the Assignee at 400 South Lindell, Vandalia, Missouri, to maintain its shell operations.

Item 3.     Legal Proceedings
-----------------------------
     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
     Not Applicable


                                  PART II
                                  -------

Item 5.     Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------------------
          (a) Market Information

          The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown below is as reported by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        Per Share Common Stock Bid Prices by Quarter
                         For the Fiscal Year Ended August 31, 1996
                                                High             Low
                                                ----             ---
          First Quarter                         1 7/8            3/4
          Second Quarter                        1 9/16           7/8
          Third Quarter                         1 9/16           5/16
          Fourth Quarter                         15/16           3/8
                        Per Share Common Stock Bid Prices by Quarter
                         For the Fiscal Year Ended August 31, 1995
                                                High          Low
                                                ----          ---
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

Item 6.     Plan of Operations
------------------------------
     The Company is currently satisfying its cash requirements by obtaining advances from its principal stockholder, James S. Clinton. Mr. Clinton is also the President and a member of the Board of Directors of the Company. Mr. Clinton has advised the Company that he will continue to provide cash advances for operations for at least the next twelve months. It is anticipated that the Company will employ one or two employees in the next twelve months to provide for the procedures required to market the public shell for merger or acquisition.

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

     Settlement negotiations have been completed, including approval by all Infinitron and the Company of the settlement documents, which are currently being circulated for signatures. Generally, under the terms of the settlement, the Company is to receive $510,000 in cash over a period of six months, along with 186,721 shares of Infinitron common stock, which represents approximately 3% of Infinitron's outstanding shares of common stock on August 5, 1996. The 186,721 shares of common stock of Infinitron will be held for the benefit of the Company's stockholders as their "loss of the bargain" under the proposed merger. The $510,000 of cash proceeds will be distributed in accordance with the Assignment.

     As of December 31, 1996, the settlement agreement has not been executed by all parties. If, and when, this settlement agreement is executed the Company will be able to determine how the proceeds of the settlement agreement affect its plan of operations for the next twelve months.


Item 7.     Financial Statements
--------------------------------
     Financial statements for the two years ended August 31, 1996 and 1995 are presented in a separate section of this report following Part IV.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------------

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

                                  PART III
                                  --------
Item 9. Directors, Executive Officers and Compliance With Section 16(a) of the Exchange Act
---------------------------------------------------------------------------
     (a) Directors and Executive Officers

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

                     Summary Compensation Table

                                                Long-Term Compensation
                                              Awards           Payouts
                                                                         All
                          Annual Compensation                           Other
Name and                                    Restricted           LTIP  Compen-
Principal                Salary Bonus  Other  Stock  Options/  Payouts  sation
Position         Year     ($)    ($)    ($)     ($)  SARs(#)     ($)     ($)
---------        ----   ------  -----   ----  ------ -------    -----   -----
James S.         1996    -0-     -0-    -0-     -0-     -0-      -0-     -0-
 Clinton,        1995   17,631   -0-    -0-     -0-     -0-      -0-     -0-
 President and   1994   38,200   -0-    -0-     -0-     -0-      -0-     -0-
 Chief Execu-
 tive Officer

     Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------------
     The following table sets forth, as of November 30, 1996, the beneficial ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock.

          Name and Address of          Amount and Nature of        Percent of
           Beneficial Owner            Beneficial Ownership           Class
          -------------------          --------------------        ----------
          James S. Clinton                  1,416,000(1)               50.8%
          30 Ginger Cove Road
          Valley, NE  68064

          Larry D. Langston                   266,000(1)                9.6%
          301 W. Saint John
          Vandalia, MO  63382

 (1) On January 24, 1996, Mr. Langston entered into an Option Agreement with Steven Walters, an officer and director of the Company which grants Mr. Walters an option to purchase 261,500 of Mr. Langston's shares. The option price is $100,000, the option may not be exercised prior to November 23, 1996, and expires on July 24, 1997. Mr. Walters, in turn, has assigned the right to purchase 130,750 of such shares to the Claude E. Clinton Family Trust for which Mr. Clinton, an officer and director of the Company, acts as Trustee (Mr. Clinton is not the beneficiary of the trust but has the right to vote the shares) in consideration of $50,000 cash and a loan to Mr. Walters in the amount of $50,000. It is anticipated that the option will be exercised immediately prior to July 24, 1997, as long as the then market price is higher than the option price.

     The following table shows, as of November 30, 1996, certain information with respect to Leggoons, Inc. Common Stock beneficially owned by directors and executive officers of the Company. Unless otherwise noted, all shares are owned directly or indirectly with sole voting and investment power.

              Name of               Amount and Nature of          Percent of
          Beneficial Owner          Beneficial Ownership1           Class
          ----------------          ---------------------         ----------
          James S. Clinton (2)            1,416,000                   50.8%
          Larry D. Langston (3)             266,000                    9.6%
          Steven D. Walters (2)               1,000                    -0-
          Richard Giannotti (3)               1,000                    -0-
          All Directors and
          Officers as a Group             1,684,000                   60.4%

         (1) Shares reported include shares owned by spouses of officers and directors. No options to acquire any Leggoons, Inc. common stock are owned by any officer or director.
         (2)  Officer and director of the Company.
         (3)  Director of the Company.


Item 12.     Certain Relationships and Related Transactions
-----------------------------------------------------------

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


                                  PART IV
                                  -------

Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-----------------------------------------------------------------------------

     (a) Index to Financial Statements and Schedules

     See index to financial statements and supporting schedules on page 11 of this annual report on Form 10-KSB/A.

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

      10.1 Assignment for Benefit of Creditors, incorporated by reference to Exhibit 10.1 of Leggoons, Inc., Form 8-K filed on June 27, 1996.

                              Leggoons, Inc.

                          Financial Statements

                 Years Ended August 31, 1996 and 1995

                              Leggoons, Inc.

                          Financial Statements

                 Years Ended August 31, 1996 and 1995





 Independent Auditors' Report                                     F-2

Financial Statements
         Balance sheet                                            F-3
         Statements of operations                                 F-4
      Statements of stockholders' equity (deficit)                F-5
         Statements of cash flows                              F-6 - F-7
         Summary of accounting policies                           F-8
      Notes to financial statements                            F-9 - F-12

Independent Auditors' Report



The Board of Directors
Leggoons, Inc.
Vandalia, Missouri

We have audited the accompanying balance sheet of Leggoons, Inc. as of August 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leggoons, Inc. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, our opinion presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the financial statements, the Company discontinued its apparel operations and disposed of all its assets and liabilities as of June 12, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, Missouri
December 17, 1996

                              Leggoons, Inc.
                              Balance Sheet

 August 31,1996
----------------------------------------------------------------------------
Assets

 Total Assets                                                   $        -
============================================================================


Liabilities and Stockholders' Deficit
Current
      Due to stockholder                                         $    8,188
      Accounts payable                                               12,339
----------------------------------------------------------------------------
 Total Liabilities                                                   20,527
----------------------------------------------------------------------------

Commitments and Contingencies (Notes 7 and 10)

Stockholders' Deficit (Notes 3, 5 and 6)
     Preferred stock, $.01 par value - shares authorized,
   5,000,000; no shares issued and outstanding                            -
     Common stock, $.01 par value - shares authorized,
   10,000,000; issued and outstanding, 2,787,000                     27,870
      Additional paid-in capital                                  3,522,792
----------------------------------------------------------------------------
      Accumulated deficit                                        (3,571,189)
----------------------------------------------------------------------------
 Total Stockholders' Deficit                                        (20,527)
============================================================================

 Total Liabilities and Stockholders' Deficit                     $        -

See accompanying summary of accounting policies and notes to financial statements.

                              Leggoons, Inc.
                          Statements of Operations

  Years Ended August 31,                                 1996        1995
----------------------------------------------------------------------------
 General and Administrative Expenses                $ 128,920   $    47,706
----------------------------------------------------------------------------
  Loss from Continuing Operations                     (128,920)     (47,706)


Discontinued Operations (Note 2)
       Loss from discontinued apparel operations      (259,302)  (1,359,277)
     Loss on disposal of apparel operations,
     including provision for operating losses
     during the phaseout period                       (469,174)           -
----------------------------------------------------------------------------
  Loss from Discontinued Operations                   (728,476)  (1,359,277)
============================================================================

  Net Loss                                           $(857,396) $(1,406,983)
============================================================================


  Net Loss per Common Share                          $     (.31)$      (.51)
============================================================================


Weighted Average Number of Common Shares
       Outstanding                                     2,787,000   2,734,500



See accompanying summary of accounting policies and notes to financial statements.

                              Leggoons, Inc.
                Statements of Stockholders' Equity (Deficit)

     Common stock
     ------------                                             AdditionalTotal
               Number    Par   Preferred   paid-in Accumulated  stockholders'
             of shares  value    stock     capital  deficit   equity (deficit)
             ---------  -----   -------    ------- ---------- ----------------
Balance
at Sept.
1, 1994   2,647,000 $26,470   $   -    $2,251,470  $(1,306,810)     $ 971,130

Issuance
of
140,000
shares of
common
stock on
January
13, 1995
at $1.00
per share
(Note 6)    140,000   1,400        -       138,600           -        140,000
-----------------------------------------------------------------------------
Net loss          -       -        -             -  (1,406,983)    (1,406,983)

Balance
at Aug.
31, 1995  2,787,000  27,870        -      2,390,070 (2,713,793)      (295,853)

Capital
contri-
bution
as a
result
of
Assign-
ment
for
Benefit
of
Creditors
(Note 3)          -       -        -      1,132,722          -      1,132,722
-----------------------------------------------------------------------------
Net loss          -       -        -              -   (857,396)      (857,396)
=============================================================================

Balance
at Aug.
31, 1996 2,787,000  $27,870  $     -     $3,522,792 $(3,571,189)   $  (20,527)

See accompanying summary of accounting policies and notes to financial statements.

                               Leggoons, Inc.
                         Statement of Cash Flows

  Years Ended August 31,                                 1996         1995
----------------------------------------------------------------------------
Operating Activities
     Continuing operations:
        Net loss                                    $(128,920)  $  (47,706)
     Changes in assets and liabilities:
----------------------------------------------------------------------------
       Accounts payable                                 6,377        4,962
----------------------------------------------------------------------------
       Cash used in continuing operations            (122,543)     (42,744)

     Discontinued operations:
        Net loss                                     (728,476)  (1,359,277)
     Adjustments to reconcile net loss to net cash
     provided by(used in) discontinued operations:
       Depreciation and amortization                  101,620      139,615
      Loss on disposal of equipment                         -        5,117
       Allowance for doubtful accounts receivable     (10,000)     (20,000)
       Loss (gain) on investment in partnership       111,940       (4,985)
     Changes in assets and liabilities:
       Accounts receivable                             21,550      432,339
       Inventories                                    423,626      646,028
       Deferred charges                               145,218      190,275
       Prepaid expenses                                89,233      (24,160)
----------------------------------------------------------------------------
       Accounts payable                              (245,393)      18,124
----------------------------------------------------------------------------
       Accrued expenses                               131,017      (21,838)
----------------------------------------------------------------------------
       Cash provided by discontinued operations        40,335        1,238

  Cash Used in Operating Activities                   (82,208)     (41,506)
----------------------------------------------------------------------------
Investing Activities
     Discontinued operations:
       Decrease in other assets                             -          909
       Distributions from partnership                       -       38,567

  Cash Provided by Investing Activities                     -       39,476

See accompanying summary of accounting policies and notes to financial statements.

                              Leggoons, Inc.
                        Statements of Cash Flows

Financing Activities
     Continuing operations:
     Proceeds from additional borrowings from
      stockholder                                    41,354              -

       Cash provided by continuing operations        41,354              -
























See accompanying summary of accounting policies and notes to financial statements.

                               Leggoons, Inc.
                          Statements of Cash Flows

  Years Ended August 31,                                    1996       1995
----------------------------------------------------------------------------
     Discontinued operations:
       Checks issued against future deposits                   -     (28,512)
       Net payments on note payable to bank             (160,439)    (26,447)
       Payments on long-term debt                        (40,903)    (92,173)
       Payments on note payable to stockholder                 -     (46,446)
     Proceeds from additional borrowings from
      stockholder                                        259,969     205,489
     Cash transferred under Assignment for
      Benefit of Creditors                               (27,654)          -
----------------------------------------------------------------------------
       Cash provided by discontinued operations           30,973      11,911
----------------------------------------------------------------------------
  Cash Provided by Financing Activities                   72,327      11,911
----------------------------------------------------------------------------
  Net Increase (Decrease) in Cash                         (9,881)      9,881
============================================================================
  Cash at Beginning of Year                                9,881           -

  Cash at End of Year                                    $     -    $  9,881












See accompanying summary of accounting policies and notes to financial statements.

                             Leggoons, Inc.
                    Summary of Accounting Policies

Earnings (Loss) per Common Share
-------------------------------
Net earnings (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Shares issuable pursuant to outstanding stock warrants have been excluded from the computation as the effect is antidilutive. Fully diluted net loss per share for all periods presented is not materially different from primary net loss per share.

Income Taxes
------------
Deferred income taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               Leggoons, Inc.
                        Notes to Financial Statements

I. Nature of Operations
-----------------------
The Company has historically been a manufacturer of sports and leisure wear clothing primarily for boys. Sales were to retailers nationwide with emphasis in the Eastern United States. The Company has been operating as a shell corporation since the disposition of all its assets and liabilities.


2. Discontinued Operations
--------------------------
On January 19, 1996, the Company adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, the Company discontinued production on April 30, 1996 and culminated with the Assignment for Benefit of Creditors on June 12, 1996 (Note 3).

The loss from operations of this discontinued business was $259,302 and the loss on disposal including operating losses during the period January 19, 1996 to June 12, 1996 were $469,174. Sales for this discontinued business were $1,013,926 and $2,260,872 for the years ended August 31, 1996 and 1995, respectively.

The Company's 1995 financial statements have been reclassified to conform with the 1996 presentation.

3. Disposition of Assets and Liabilities
----------------------------------------
On June 12, 1996, the Company transferred all of its assets and liabilities to a third party assignee, under an "Assignment for Benefit of Creditors."
An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation, also named Leggoons, Inc. (the Assignee), will be required to property, timely and orderly dispose of all remaining assets for the benefit of creditors. The Company will continue to maintain its status as a shell corporation. The approximate book values of all assets and liabilities transferred on June 12, 1996 are as follows:

                            Leggoons, Inc.
                     Notes to Financial Statements

                                                                  Assets
                                                               (liabilities)
----------------------------------------------------------------------------
 Cash                                                            $    27,654
Accounts receivable, less allowance for doubtful
      accounts                                                       204,567
 Inventories                                                         130,670
Property, plant and equipment, less accumulated
      depreciation                                                    80,929
 Trademark, less accumulated amortization                            210,440
 Notes payable to banks                                             (518,836)
 Notes payable to stockholder                                       (755,510)
 Accounts payable                                                   (293,586)
 Accrued expenses                                                   (213,537)
 Bank overdraft                                                       (5,513)
-----------------------------------------------------------------------------
 Net liabilities transferred                                     $(1,132,722)
=============================================================================

The net liabilities as of June 12, 1996 were removed from the Company's financial statements by a corresponding credit to additional paid-in capital of $1,132,722.

There was minimal financial activity of the Assignee for the period June 13, 1996 to August 31, 1996.

4. Income Taxes
---------------
The Company has fully reserved the tax benefits arising from unused net operating carryforwards of approximately $2,770,000 at August 31, 1996. The unused net operating losses expire in various amounts from 2009 to 2011.

The components of deferred tax assets consist of the following at August 31,
1996:
----------------------------------------------------------------------------

Deferred tax assets:
      Net operating loss carryforwards                          $1,080,300
      Other                                                          4,900
----------------------------------------------------------------------------
 Total gross deferred tax assets                                 1,085,200
 Less valuation reserve                                          1,085,200
                                                                $        -



The change in the valuation allowance for deferred tax assets was an increase of $68,515 for the year ended August 31, 1996.

                             Leggoons, Inc.
                      Notes to Financial Statements
5. Common Stock Warrants
------------------------
The Company has outstanding warrants to purchase approximately 900,000 shares of common stock. The warrants are exercisable at $3.75 per share and expire on November 18, 1997. The warrants are callable in total by the Company after November 18, 1994 at a redemption price of $.05 per warrant upon 60 days prior notice if the common stock has traded above $3.75 for at least 20 out of the 30 trading days preceding the date of the notice of redemption.

6. Stockholders' Equity (Deficit)
---------------------------------
On January 13, 1995, the Company's principal stockholder forgave $140,000 of debt owed to him by the Company in exchange for 140,000 shares of common stock of the Company.

7. Plan of Operations
---------------------
The Company is currently satisfying its cash requirements by obtaining advances from its principal stockholder, James S. Clinton. Mr. Clinton is also the President and a member of the Board of Directors of the Company. Mr. Clinton had advised the Company that he will continue to provide cash advances for operations for at least the next 12 months.

8. Fourth Quarter Adjustments
-----------------------------
In the fourth quarter of 1995, the Company recorded adjustments which increased its net loss by approximately $380,000. These adjustments included a $280,000 increase in reserve for inventory obsolescence and $100,000 amortization of deferred production costs.

9. Supplemental Cash Flow Information
-------------------------------------
The Company paid $43,382 and $104,823 for interest for the years ended August 31, 1996 and 1995, respectively.

                              Leggoons, Inc.
                     Notes to Financial Statements

The following summarizes noncash investing and financing transactions:

 Year Ended August 31,                                          1996
---------------------------------------------------------------------------
Transfer of assets and liabilities under
  Assignment for Benefit of Creditors (Note 3)                 $1,132,722
==========================================================================
 Year Ended August 31,                                            1995
--------------------------------------------------------------------------
Issuance of 140,000 shares of common stock
to the Company's principal stockholder in
payment of $140,000 of debt owed him
  (Note 6)                                                       $140,000
Transfer of fixed assets and inventory with
a market value of $56,814 to the Company's
principal stockholder in payment of $56,814
  of debt owed him                                                $56,814
==========================================================================

10. Subsequent Event
--------------------
The Company has concluded settlement negotiations of a dispute with Infinitron Investments International, Inc. (Infinitron), who, under a Stock Acquisition Agreement, had previously agreed to acquire the Company. Final settlement documents are being circulated for signature. Generally, under the terms of the settlement, the Company is to receive $510,000 in cash over a period of six months from Infinitron, along with 186,721 shares of common stock of Infinitron, which represents approximately 3% of Infinitron's outstanding shares of common stock on August 5, 1996.

The 186,721 shares of common stock of Infinitron will be held for the benefit of the Company's stockholders as their "loss of the bargain" under the proposed merger. The $510,000 of cash proceeds will be distributed in accordance with the Assignment for Benefits of Creditors.

                                 Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 1997.

(Registrant)                   LEGGOONS, INC.
BY(Signature)                  /s/ James S. Clinton
BY(Signature)                  /s/ Steven D. Walters
(Date)                         January 14, 1997
(Name and Title)               James S. Clinton
                               Chairman of the Board and President
(Name and Title)               Steven D. Walters
                               Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY(Signature)                      /s/ James S. Clinton
(Date)                             January 14, 1997
(Name and Title)                   James S. Clinton
                                   Chairman of the Board,
                                   President and Director

BY(Signature)                      /s/ Larry Langston
(Date)                             January 14, 1997
(Name and Title)                   Larry Langston
                                   Director

BY(Signature)                      /s/ Steven D.Walters
(Date)                             January 14, 1997
(Name and Title)                   Steven D. Walters
                                   Vice President and
                                   Director