Form 10-Q
period 1996-11-30
LEGGOONS INC
filed 1997-01-22
CIK 911934

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  November 30, 1996

Commission file number:  33-68570



                            LEGGOONS, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


         MISSOURI                                 43-1239043
  ----------------------             -------------------------------------
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

    Yes  X    No ______


Number of shares of common stock outstanding as of December 31, 1996:
2,787,000

Transitional Small Business Disclosure Format (Check one):   Yes    No   X

                            Leggoons, Inc.
                               Index
                                                               Page
PART I.   Financial Information

Item 1.   Financial Statements
            Balance Sheets                                       3
            Statements of Operations                             4
            Statements of Cash Flows                             5-6
            Notes to Financial Statements                        7-8

Item 2.   Plan of Operations                                     9

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                       10

          Signature                                              10

EX-27     Financial Data Schedule                                11

                     PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

                             LEGGOONS, INC.
                            BALANCE SHEETS

                                                November 30,      August 31,
                                                   1996              1996
                                                -----------        ---------
       ASSETS                                   (Unaudited)        (Audited)

Total Assets                                      $        0       $       0
                                                  ----------       ---------
     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Due to stockholder                              $   22,635       $   8,188
  Accounts payable                                    17,918          12,339
                                                  ----------       ---------
         Total current liabilities                    40,553          20,527
                                                  ----------       ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
   10,000,000 shares; issued and outstanding,
   2,787,000                                          27,870          27,870
  Preferred stock, $.01 par value, authorized
   5,000,000 shares; issued and outstanding
   - none                                                  -               -
  Additional paid-in capital                       3,522,792       3,522,792
  Accumulated deficit                             (3,591,215)     (3,571,189)
                                                  -----------     -----------
     Total stockholders' equity                      (40,553)        (20,527)
                                                  -----------     -----------
                                                  $        0       $       0
                                                  ===========     ===========











See accompanying notes to interim financial statements.

                                  -3-
                              LEGGOONS, INC.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                       Three months Ended
                                                       ------------------
                                                           November 30,
                                                       1996            1995
                                                       ----            ----
General and Administrative Expenses               $    20,026     $    15,270
                                                  -----------     -----------
Loss from Continuing Operations                       (20,026)        (15,270)
                                                  ------------    ------------
Discontinued Operations
  Loss from discontinued apparel operations                 0        (202,295)
  Loss on disposal of apparel operations,
   including provision for operating losses
   during the phase-out period                              0               0
                                                  -----------     -----------
Loss from Discontinued Operations                           0        (202,295)
                                                  -----------     ------------
Net Loss                                          $   (20,026)    $  (217,565)
                                                  ============    ============
Net Loss per Common Share                         $      (.01)    $      (.08)
                                                  ============    ============
Weighted average shares outstanding                  2,787,000      2,787,000






















See accompanying notes to interim financial statements.

                              LEGGOONS, INC.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Three months Ended
                                             ---------------------------------
                                             November 30,         November 30,
                                                  1996                 1995
                                             ------------         ------------
Cash Flows From Operating Activities
  Continuing operations:
   Net loss                                    $(20,026)            $(15,270)
   Changes in assets and liabilities:
     Accounts payable                             5,579                    0
  Cash used in continuing operations            (14,447)             (15,270)

  Discontinued operations:
   Net loss                                           0             (202,295)
  Adjustments to reconcile net loss to net cash
   provided (used) by discontinued operations:
   Depreciation and amortization                      0               35,410
   Gain on investment in partnership                  0               (3,500)
   Changes in assets and liabilities:
    Accounts receivable                               0               20,616
    Due from sales representatives                    0               10,352
    Inventories                                       0               46,804
    Deferred charges                                  0               19,839
    Prepaid expenses                                  0               27,687
    Accounts payable                                  0              (23,652)
    Accrued expenses                                  0               12,361
                                                 -------             --------
    Net cash used by discontinued operations          0              (56,378)
                                                --------             --------
Cash Used in Operating Activities               (14,447)             (71,648)
                                                --------             --------
Cash Flows From Investing Activities:
 Discontinued operations:
  Decrease in other assets                            0                    0
  Distributions from partnership                      0                  326
                                                --------             --------
Net Cash provided by investing activities             0                  326
                                                --------             --------






See accompanying notes to interim financial statements.

                             LEGGOONS, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Three months Ended
                                               -----------------------------
                                               November 30,      November 30,
                                                    1996              1995
                                               ------------      ------------

Cash Flows From Financing Activities:
 Continuing operations:
  Proceeds from additional borrowings from
   stockholder                                     14,447                 0
                                              -----------         ---------
 Cash provided by continuing operations            14,447                 0

 Discontinued operations:
  Proceeds from additional borrowings from
   stockholder                                          0            92,891
  Net proceeds (payments) on note payable to
   bank                                                 0            (8,744)
  Principal payments on long-term debt                  0           (18,000)
                                              -----------         ----------
  Cash provided by discontinued operations              0            66,147
                                              -----------         ----------
Cash provided by financing activities              14,447            66,147
                                              -----------         ----------
Net decrease in cash                                    0            (5,175)
Cash at beginning of period                             0             9,881
                                              -----------         ----------
Cash at end of period                         $         0         $   4,706
                                              ===========         =========

















See accompanying notes to interim financial statements.

                             LEGGOONS, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS

1.   Unaudited Interim Periods:

     The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the company's Annual Report Form 10-KSB/A filed with the SEC in January 1997.

2.   Initial Public Stock Offering:

     On November 18, 1993, the Company completed an initial public offering in which it sold 900,000 Units at $3.125 per Unit. Each Unit consisted of one share of Common Stock and one Class A Warrant. Three Warrants entitle the holder thereof to purchase one share of Common Stock at $3.75 per share and expire on November 18, 1997. The warrants are callable in total by the Company after November 18, 1994, at a redemption price of $.05 per warrant upon 60 days prior notice if the common stock has traded above $3.75 for at least 20 out of the 30 trading days preceding the date of the notice of redemption.

3.   Earnings (loss) Per Share:

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

4.   Income Taxes:

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

     At November 30, 1996, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $2,790,000 expiring in various amounts from 2009 to 2011.

5.   Discontinued Operations

     On January 19, 1996, the Company adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, the Company discontinued production on April 30, 1996 and culminated with the Assignment for Benefit of Creditors on June 12, 1996.

6.   Disposition of Assets and Liabilities:

     On June 12, 1996, the Company transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors." An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation, also named Leggoons, Inc. (the "Assignee"), will be required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors. The net liabilities as of June 12, 1996, were removed from the Company's financial statements by a corresponding credit to additional paid-in capital of $1,132,722. The Company will continue to maintain its' status as a shell corporation.

7.   Accumulated Deficit:

     As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $3,591,215 of deficit on the balance sheet at November 30, 1996, is the result of operations from November 18, 1993, to November 30, 1996.

8.   Subsequent Event:

     Infinitron Investments International, Inc. Stock Acquisition Agreement
     ----------------------------------------------------------------------
         The Company has concluded settlement negotiations of a dispute with Infinitron Investments International, Inc. ("Infinitron"), who, under a
Stock Acquisition Agreement, had previously agreed to acquire the Company. Final settlement documents are currently being circulated for signatures. Generally, under the terms of the settlement, the Company is to receive $510,000 in cash over a period of six months from Infinitron, along with 186,721 shares of Infinitron common stock, which represents approximately 3% of Infinitron's outstanding shares of common stock on August 5, 1996. The 186,721 shares of common stock of Infinitron will be held for the benefit of the Company's stockholders as their "loss of the bargain" under the proposed merger. The $510,000 of cash proceeds will be distributed in accordance with the Assignment for Benefit of Creditors.

                  Item 2.      PLAN OF OPERATIONS

General:

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

     The primary general and administrative expenses incurred during the quarterly period ended November 30, 1996, were legal expenses related to the settlement negotiations with Infinitron.

                               FORM 10-QSB

                              LEGGOONS, INC.

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits  -  None.

      (b) Reports on Form 8-K - A Current Report on Form 8-K dated as of On November 18, 1996, was filed with respect to the Company's extension of their warrant expiration date to November 18, 1997.


SIGNATURE:
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                    LEGGOONS, INC.
BY(Signature)                   /s/ Steven D. Walters
(Date)                          January 20, 1997
(Name and Title)                Steven D. Walters
                                Chief Financial Officer