Form 10-Q
period 1997-02-28
LEGGOONS INC
filed 1997-04-22
CIK 911934

                            UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                            FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  February 28, 1997

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

      Yes  X    No ____


Number of shares of common stock outstanding as of March 31, 1997:  2,787,000

Transitional Small Business Disclosure Format (Check one): Yes ___ No   X

                       PART I-FINANCIAL INFORMATION

Item 1.Financial Statements

                              LEGGOONS, INC.
                              BALANCE SHEETS

                                                  February 28,    August 31,
                                                       1997          1996
 ASSETS                                            (Unaudited)     (Audited)
 ------                                            -----------      ---------
 Total Assets                                       $         0    $        0
                                                    -----------    ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 Current Liabilities:
   Due to stockholder                                   $35,135        $8,188
   Accounts payable                                      21,304        12,339
                                                         ------        ------
           Total current liabilities                     56,439        20,527
                                                         ------        ------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
    10,000,000 shares; issued and outstanding,
    2,787,000                                            27,870        27,870
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; issued and outstanding
    - none                                                    -             -
  Additional paid-in capital                          3,522,792     3,522,792
  Accumulated deficit                                (3,607,101)   (3,571,189)
                                                      ----------    ----------
        Total stockholders' equity                      (56,439)      (20,527)
                                                      ----------     ----------
                                                      $       0      $      0
                                                      ----------     ---------










See accompanying notes to interim financial statements

                                LEGGOONS, INC.
                          STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               Three Months Ended        Six Months Ended
                         February 28,  February 29, February 28,  February 29,
                                 1997        1996       1997          1996
                        ------------  ------------  ------------  ------------

General and
  Administrative
         expenses        $ 15,886      $   6,596     $   35,912    $  21,866
                        ----------     ----------     ----------    ---------
Loss from continuing
         operations       (15,886)        (6,596)       (35,912)     (21,866)
                        ----------     ----------     ----------    ---------
Discontinued operations:
  Income (loss) from
  discontinued apparel
  operations                    0        (79,507)             0     (281,802)

Loss on disposal of
  apparel operations,
  including a provision
  of $150,000 for
  operating losses
  during phase-out
  period                        0       (565,720)             0     (565,720)

Loss from discontinued
  operations before
  extraordinary items     (15,886)      (645,227)       (35,912)    (847,522)
                        ----------     ----------     ----------    ---------
Extraordinary item -
  gain on restructuring
  of liabilities                0         90,973              0       90,973
                        ----------     ----------     ----------   ----------
Net loss                 $(15,886)     $(560,850)      $(35,912)   $(778,415)
                        ----------     ----------     ----------   ----------
Loss from continuing
  operations per share     $ (.00)        $ (.00)        $ (.01)      $ (.01)
                        ----------     ----------     ----------   ----------
Net loss per common
  share                    $ (.00)        $ (.20)        $ (.01)      $ (.28)
                        ----------     ----------     ----------   ----------
Weighted average shares
  outstanding           2,787,000      2,787,000      2,787,000    2,787,000











See accompanying notes to interim financial statements

                            LEGGOONS, INC.
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                       Six Months Ended
                                                 February 28,   February 29,
                                                     1997           1996
                                                ------------    ------------
Cash Flows From Operating Activities
 Continuing operations:
  Net loss                                       $(35,912)      $(21,866)
  Changes in assets and liabilities:
   Accounts payable                                 8,965              0
                                                  --------      ---------
Cash used in continuing operations                (26,947)       (21,866)
                                                  --------      ---------
Discontinued operations:
  Net loss                                              0       (756,549)
Adjustments to reconcile net loss to net cash
  provided (used) by discontinued operations:
  Depreciation and amortization                         0         70,820
  Gain on investment in partnership                     0         (3,500)
  Gain on restructuring of liabilities                  0        (90,973)
  Estimated loss on discontinued operations             0        422,508
  Changes in assets and liabilities:
   Accounts receivable                                  0        (46,071)
   Inventories                                          0        173,909
   Deferred charges                                     0        145,218
   Prepaid expenses                                     0         89,233
   Accounts payable                                     0       (134,077)
   Accrued expenses                                     0          4,102
                                                  -------       ---------
   Net cash used by discontinued operations             0       (125,380)
                                                  --------      ---------
Cash Used in Operating Activities                 (26,947)      (147,246)
                                                  --------      ---------
Cash Flows From Investing Activities:
 Discontinued operations:
   Decrease in other assets                              0              0
   Distributions from partnership                        0            326
                                                   -------         ------
     Net Cash provided by investing activities           0            326
                                                   -------         ------





See accompanying notes to interim financial statements.

                               LEGGOONS, INC.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Six Months Ended
                                                  February 28,  February 29,
                                                      1997          1996
                                                 ------------   ------------
Cash Flows From Financing Activities:
 Continuing operations:
  Proceeds from additional borrowings from
  stockholder                                         26,947              0
                                                   ---------       --------
 Cash provided by continuing operations               26,947              0
                                                   ---------       --------
 Discontinued operations:
   Proceeds from additional borrowings from
   stockholder                                             0        214,960
   Net proceeds (payments) on note payable to
   bank                                                    0        (28,872)
   Principal payments on long-term debt                    0        (29,250)
                                                   ---------       ---------
 Cash provided by discontinued operations                  0        156,838
                                                   ---------       --------
Cash provided by financing activities                 26,947        156,838
                                                   ---------       --------
Net decrease in cash                                       0          9,918
Cash at beginning of period                                0          9,881
                                                   ---------       --------
Cash at end of period                              $       0       $ 19,799
                                                   =========       ========


















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

4.  Income Taxes:

   Effective September 1, 1987, the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As such, the Company's taxable income or loss was included in the individual tax returns of its shareholders for Federal and State income tax purposes. Upon the closing of the public stock offering on November 18, 1993, the Company terminated its Subchapter S election. The company adopted Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" effective September 1, 1993, the impact of which was immaterial.

   At February 28, 1997, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $2,790,000 expiring in various amounts from 2009 to 2011.


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

7.  Accumulated Deficit:

   As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $3,607,101 of deficit on the balance sheet at November 30, 1996, is the result of operations from November 18, 1993, to February 28, 1997.



















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

   The primary general and administrative expenses incurred during the quarterly period ended February 28, 1997, were legal expenses related to the HPOS license agreement, accounting fees for the audit of the Company's financial statements as of and for the year ended August 31, 1996, and stock expenses required to maintain the Company's public shell status.

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

   As of April 16, 1997, no payments on the settlement agreement have been made by Infinitron. The Company has informed Infinitron that unless the originals of all documentation, including the stock certificate, and the cash payments are provided by April 30, 1997, that they will have no alternative but to take whatever action is recommended by legal counsel to protect the Company's interests and those of the Company's shareholders.

HPOS License Agreement
----------------------
     On February 18, 1997, the Company entered into an Agreement to License
Assets from Home Point of Sales, Inc.(HPOS).  HPOS is a privately held corporation focused on the emergence of the Personal Encrypted Remote
Financial Electronic Card Transactions industry.  This industry provides consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions. Management believes the proprietary technology and the large demand for wagering opportunities in today's marketplace will combine to generate substantial sales for the
Company over the medium term.

Under terms of the Licensing Agreement, Leggoons will issue 2,900,000 shares of restricted common stock to HPOS in exchange for licensing home ATM card and SMART card wagering technology developed by HPOS. Of this amount, 2,755,000 shares will be placed in escrow and are subject to cancellation on


February 10, 1998, in the event the bid price of the common stock of Leggoons is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998.

The License Agreement also provides that in the event that the bid price for the common stock of Leggoons is more than $3.00 per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Leggoon's common stock at an exercise price of $.30 per share.

Thomas S. Hughes, Chairman of HPOS, became Chairman and President of Leggoons on March 1. He will focus on procedures, policies and state approvals to begin home lottery, off track betting, casino and sports ATM card and SMART card wagering. In March 1997 Rick Howe assumed the position of Chief
Executive Officer and Chief Operations Officer. Mr. Howe has over 30 years of successful experience at all levels of casino management, most recently as Vice President and Casino Manager at the Four Queens Hotel in Las Vegas,
Nevada. As CEO/COO, Mr. Howe will assemble a team of professionals to develop the procedures and policies of home ATM card and SMART card wagering.
This development process will include a close focus on the political and the instant taxation of home winnings issues associated with home ATM card and SMART card wagering.

Thomas S. Hughes, Chairman of Home Point Sale, Inc., will remain as Chairman and President of Leggoons, Inc. The Company intends to seek shareholder approval to change its name from Leggoons, Inc. to Betting, Inc.


                                FORM 10-QSB

                               LEGGOONS, INC.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
      (a)      Exhibits  -  None.

      (b) Reports on Form 8-K - A Current Report on Form 8-K dated as of February 25, 1997,was filed with respect to the Company's entering the license agreement with HPOS,Inc. on February 18, 1997.

      EX-27    Financial Data Schedule



SIGNATURE:
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 (Registrant)                            LEGGOONS, INC.
BY(Signature)                            /s/ Thomas S. Hughes
(Date)                                   April 17, 1997
  (Name and Title)                       Thomas S. Hughes
                                         President



