Form 10-Q
period 1997-05-31
BETTING INC
filed 1997-09-30
CIK 911934

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  May 31, 1997

Commission file number:  33-68570



                           BETTING, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


               MISSOURI                        43-1239043
       ----------------------       ----------------------------------
      (State of incorporation)     (IRS Employer Identification number)

                   31310 Eaglehaven Center, Suite 10
                 Rancho Palos Verdes, California  90275
         ---------------------------------------------------
        (Address of principal executive offices and Zip Code)

                            (310) 377-2803
          --------------------------------------------------
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X      No


Number of shares of common stock outstanding as of June 30, 1997:   6,639,234

Transitional Small Business Disclosure Format (Check one): Yes   No  X

                               INDEX
                                                           PAGE
                                                           ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

     Balance Sheets for May 31, 1997 (Unaudited)
      and August 31, 1996 (Audited)                          2

     Statements of Operations (Unaudited) for Three
      Months Ended May 31, 1997 and May 31, 1996 and
      Nine Months Ended May 31, 1997 and May 31, 1996        3

     Statements of Cash Flows (Unaudited) for Nine Months
      Ended May 31, 1997 and May 31, 1996                   4-5

     Notes To Interim Financial Statements                  6-7

Item 2. Plan of Operations                                  8-9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                   10

Financial Data Schedule                                      11

                      PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                            BETTING, INC.
                     (formerly Leggoons, Inc.)
                           BALANCE SHEETS

                                                  May 31,        August 31,
                                                   1997             1996
                                                -----------      ----------
       ASSETS                                   (Unaudited)       (Audited)

Total Assets                                     $       0         $       0
                                                 ---------         ---------
     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Due to stockholder                              $   35,135        $   8,188
 Accounts payable                                    28,666           12,339
 Due to related party                                11,000                0
                                                 ----------        ---------
     Total current liabilities                       74,801           20,527
                                                 ----------        ---------

Commitments and Contingencies

Stockholders' Equity:
 Common stock, $.01 par value, authorized
 10,000,000 shares; issued and outstanding,
 6,132,734 and 2,787,000                             61,327           27,870
Preferred stock, $.01 par value, authorized
 5,000,000 shares; issued and outstanding
 - none                                                   -                -
Additional paid-in capital                        3,522,792        3,522,792
Accumulated deficit                              (3,658,920)      (3,571,189)
                                                 -----------      -----------
    Total stockholders' equity                      (74,801)         (20,527)
                                                 -----------      -----------
                                                 $        0       $        0
                                                 ==========       ==========








See accompanying notes to interim financial statements

                            BETTING, INC.
                      (formerly Leggoons, Inc.)
                       STATEMENTS OF OPERATIONS
                            (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                May 31,     May 31,     May 31,       May 31,
                                 1997        1996        1997          1996
                                ------      ------      ------        ------
General and
 Administrative expenses      $  51,819   $  54,541    $  87,731    $  68,907
                              ---------   ---------    ---------    ---------
Loss from continuing
 operations                     (51,819)    (54,541)     (87,731)     (68,907)
                              ----------  ----------   ----------   ----------
Discontinued operations:
 Income (loss) from
  discontinued apparel
  operations                          0           0            0     (289,302)

Loss on disposal of
 apparel operations,
 including a provision of
 $150,000 for operating
 losses during phase-out
 period                               0           0            0     (565,720)
                                --------   --------      -------     ---------
Loss from discontinued
 operations before
 extraordinary items            (51,819)          0      (87,731)    (855,022)
                                --------   --------      --------    ---------
Extraordinary item -
 gain on restructuring
 of liabilities                       0       3,750            0       94,723
                               ---------   ---------    ---------   ----------
Net loss                       $(51,819)   $(50,791)    $(87,731)   $(829,206)
                               =========   =========    =========   ==========
Loss from continuing
 operations per share          $   (.01)   $   (.02)    $   (.03)   $    (.02)
                               ---------   ---------    ---------   ----------
Net loss per common share      $   (.01)   $   (.02)    $   (.03)   $    (.30)
                               ---------   ---------    ---------   ----------
Weighted average shares
 outstanding                   3,902,245   2,787,000    3,158,748   2,787,000



See accompanying notes to interim financial statements

                             BETTING, INC.
                       (formerly Leggoons, Inc.)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 May 31,            May 31,
                                                  1997               1996
                                                 -------            -------
Cash Flows From Operating Activities
     Continuing operations:
         Net loss                              $   (87,731)       $   (68,907)
         Changes in assets and liabilities:
          Accounts payable                          16,327                  0
                                                   --------           --------
          Cash used in continuing operations       (71,404)           (68,907)
                                                   --------           --------
         Discontinued operations:
         Net loss                                        0           (760,299)
     Adjustments to reconcile net loss to net
      cash provided (used) by discontinued
      operations:
       Depreciation and amortization                     0            106,230
       Gain on investment in partnership                 0             (3,500)
       Gain on restructuring of liabilities              0            (94,723)
       Estimated loss on discontinued operations         0            342,245
       Changes in assets and liabilities:
       Accounts receivable                               0                859
       Inventories                                       0            391,540
       Deferred charges                                  0            145,218
       Prepaid expenses                                  0             89,233
       Accounts payable                                  0           (238,150)
       Accrued expenses                                  0             16,002
                                                   -------           ---------
         Net cash used by discontinued operations        0             (5,019)
                                                   --------           --------
    Cash Used in Operating Activities              (71,404)           (74,252)
                                                   --------           --------
Cash Flows From Investing Activities:
       Discontinued operations:
       Decrease in other assets                          0                  0
       Distributions from partnership                    0                326
                                                   -------            -------
         Net Cash provided by investing activities       0                326
                                                   -------            -------


See accompanying notes to interim financial statements.

                              BETTING, INC.
                        (formerly Leggoons, Inc.)
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Nine Months Ended
                                                  ------------------------
                                                  May 31,           May 31,
                                                   1997               1996
                                                  ------            -------
Cash Flows From Financing Activities:
     Continuing operations:
      Proceeds from additional borrowings
      from stockholder                            26,947                   0
       Proceeds from issuance of common stock     33,457                   0
       Proceeds from borrowings from related
        party                                     11,000                   0
                                                  ------              ------
      Cash provided by continuing operations      71,404                   0
                                                  ------              ------
     Discontinued operations:
       Proceeds from additional borrowings from
        stockholder                                     0            256,756
       Net proceeds (payments) on note payable
        to bank                                         0           (150,278)
       Principal payments on long-term debt             0            (40,903)
                                                  -------           ---------
         Cash provided by discontinued operations       0             65,575
                                                  -------             ------
     Cash provided by financing activities         71,404             65,575
                                                  -------             ------
  Net decrease in cash                                  0             (8,351)
     Cash at beginning of period                        0              9,881
                                                  -------             -------
     Cash at end of period                        $     0             $1,530
                                                  =======             ======














See accompanying notes to interim financial statements.

                            BETTING, INC.
                    (formerly Leggoons, Inc.)
              NOTES TO INTERIM FINANCIAL STATEMENTS

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

     At May 31, 1997, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $2,830,000 expiring in various amounts from 2009 to 2011.

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

7.  Accumulated Deficit:

     As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $3,658,920 of deficit on the balance sheet at November 30, 1996, is the result of operations from November 18, 1993, to May 31, 1997.

8.  Commitments and Contingencies:

     During the three months ended May 31, 1997, the Company issued approximately 3,346,000 shares of common stock under various consulting and 144 restricted stock agreements. The value of these shares has been recorded at the par value of the common shares issued pending further determination of the appropriate fair market value or intrinsic value of these shares.

                   Item 2.      PLAN OF OPERATIONS

General:

     The primary general and administrative expenses incurred during the quarterly period ended May 31, 1997, were legal expenses related to the HPOS license agreement, consulting fees, and stock expenses.

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

     As of September 16, 1997, no payments on the settlement agreement have been made by Infinitron. The Company has informed Infinitron that unless the originals of all documentation, including the stock certificate, and the cash payments are provided by October 30, 1997, that they will have no alternative but to take whatever action is recommended by legal counsel to protect the Company's interests and those of the Company's shareholders.

                              FORM 10-QSB

                             BETTING, INC.

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

(Registrant)      BETTING, INC.


BY(Signature)                    /s/Thomas S. Hughes
(Date)                           September 25, 1997
(Name and Title)                 Thomas S. Hughes
                                 President