Form 10KSB
period 1997-08-31
BETTING INC
filed 1999-02-26
CIK 911934

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended:  August 31, 1997
     Commission file number:  33-68570

                          BETTING, INC.
     (Exact name of registrant as specified in its charter)
            MISSOURI                 43-1239043
    (State of incorporation)(IRS Employer Identification number)
                31310 Eaglehaven Center, Suite 10
              Rancho Palos Verdes, California 90275
      (Address of principal executive offices and Zip Code)
                         (310) 541-4393
    (Registrant's telephone number, inc     luding area code)

Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:

            Betting, Inc. Common Stock $.01 Par Value
                 Betting, Inc. Class A Warrants

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

     Revenues for the fiscal year ended August 31, 1997:    $0

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing average bid and asked price of the Common Stock on August 31, 1997, as reported on the OTC Bulletin Board, was $784,000

     Number of shares of common stock outstanding as of August
31,1997:     7,843,234

Documents Incorporated by Reference: Registrant's Annual Report on Form 10-KSB filed on January 17, 1997, Exhibit's in Registrant's Annual Report on Form 10-K filed on December 14, 1995, and Exhibits in Registrant's Annual Report on Form 10-K filed on November 29, 1994, are incorporated by reference to the exhibit index attached hereto. Exhibits in Registrant's Registration Statement on Form S-1 filed on October 28, 1993, are incorporated by reference to the exhibit index attached hereto.




                          BETTING, INC.

                     Index to Annual Report
                                   on Form 10-KSB




                    Part I                       Page
Item 1- Description of Business                  3-4
Item 2- Description of Property                  4
Item 3- Legal Proceedings                        4
Item 4- Submission of Matters to a Vote of       4
Security Holders
                    Part II
Item 5- Market for Common Equity and Related     5
Stockholder Matters
Item 6- Management's Discussion and Analysis of  5-8
Financial Condition Results of Operations
Item 7- Financial Statements                     8
Item 8- Changes in and Disagreements with        8-9
Accountants on Accounting and Financial
Disclosure
                   Part III
Item 9- Directors, Executive Officers and        9
Compliance With Section 16(a) of the Exchange
Act
Item 10- Executive Compensation                  9
Item 11- Security Ownership of Certain           10
Beneficial Owners and Management
Item 12- Certain Relationships and Related       10-11
Transactions
                    Part IV
Item 13- Exhibits, Financial Statement           11
Schedules and Reports on Form 8-K

                             PART I

Item 1.   Description of Business

      (a) Business Development

       Betting, Inc., was organized under the laws of the State of Missouri on September 1, 1981, as HANDY-TOP, INC. On April 20, 1983, the Articles of Incorporation were amended to change the name of the corporation to HTI Corporation. On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc. In addition to changing the company's name, the May 28,1993, amendment to the Articles of Incorporation increased the number of
       authorized  shares  of  common  stock  from   40,000   to
       10,000,000 and decreased the par value of the common stock from $1.00 per share to $.01 per share. Also on May 28, 1993, Leggoons, Inc., declared a 14-for-1 stock split. Unless otherwise indicated, all share and per share data are reflected on a post split basis throughout this Form 10-KSB.

       On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors" (the "Assignment"). An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation, also named Leggoons, Inc. (the "Assignee"), will be required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors. Leggoons, Inc., continued to maintain its status as a shell corporation.

       On February 18, 1997, Leggoons, Inc. entered into an Agreement to License Assets from Home Point of Sales, Inc.(HPOS). HPOS is a privately held corporation focused on the emergence of the Personal Encrypted Remote Financial Electronic Card Transactions industry. This industry provides consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions. Management believes the proprietary technology and the large demand for wagering opportunities in today's marketplace will combine to generate substantial sales for Leggoons, Inc., over the medium term.

       Thomas S. Hughes, Chairman of HPOS, became Chairman and President of Leggoons, Inc., on March 1, 1997. He will focus on procedures, policies and state approvals to begin home lottery, off track betting, casino and sports ATM card and SMART card wagering. A search is presently being conducted to locate a CEO/COO for the Company. The CEO/COO will assemble a team of professionals to develop the procedures and policies of home ATM card and SMART card wagering. This development process will include a close focus on the political and the instant taxation of home winnings issues associated with home ATM card and SMART card wagering.

       Thomas S. Hughes, Chairman of HPOS, will remain as
       Chairman and President of the Leggoons, Inc.  Leggoons,
       Inc., intends to seek shareholder ratification of its name change from Leggoons, Inc. to Betting, Inc.

       (b) Business of Issuer

       Betting, Inc. (the "Company") is positioning itself to facilitate same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. These transactions are being effected with electronic equipment that allows self service pay per play and no actual communications between the player and the gaming operator. These types of transactions will be originating from homes, offices, and public walk in locations. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgment of the transaction and then pass on this gaming acknowledgment to the bank host processing center that has been standing by for this information and has already completed the bank authorization of the pay per play transaction.

       The business model of the Company is to receive a fee per transaction paid to Betting, Inc. by the bank host processing center at the moment of the transaction. In general, this fee will be from between 2% to 6% of the wager placed on a pay per play or a $6 flat fee in the case of an account being opened.

       The internet gaming industry is an industry that has developed significantly in recent years. The internet gaming industry as a whole is under increasing governmental scrutiny as the industry develops. It is possible that at some point in the future there could be legislation against gambling on the internet or other similar methods.

       Leggoons, Inc., was engaged in the design, manufacture and distribution of apparel and related accessories which are sold to better specialty and department stores nationwide under the brands: Leggoons, CPO by Leggoons, John Lennon Artwork Apparel and Snooggel. On January 19, 1996, Leggoons, Inc., entered into a Licensing Agreement with Robert Tamsky, a former director and employee of the Leggoons, Inc. Pursuant to the terms of the Licensing Agreement, the Leggoons, Inc., granted Mr. Tamsky effective January 1, 1996, the right to use the LEGGOONS trademark in connection with the design, production, marketing, sales and sublicensing of all clothing, wearing apparel and accessories bearing the "LEGGOONS" symbol. This right will continue until December 31, 1998, and may be extended thereafter each year for an additional year. In consideration for the license, Mr. Tamsky, according to the Licensing Agreement, shall pay to the Leggoons, Inc. a royalty of five percent of the net sales of "LEGGOONS" products.
       Also on January 19, 1996, the Leggoons, Inc., adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products.
       As part of such plan, Leggoons, Inc., discontinued production on April 30, 1996, and intended to either sell or liquidate the operations within twelve months of that date. On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors." Included in the Assignment were the rights and obligations of the Licensing Agreement.

Item 2.   Description of Property

       Not Applicable

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

          Per Share Common Stock Bid Prices by Quarter
            For the Fiscal Year Ended August 31, 1997



                        High   Low
First Quarter           3/8    1/8
Second Quarter          1/2    1/8
Third Quarter           15/16  1/16
Fourth Quarter          9/16   1/16

          Per Share Common Stock Bid Prices by Quarter
            For the Fiscal Year Ended August 31, 1996



                        High   Low
First Quarter           1 7/8  3/4
Second Quarter          1      7/8
                        9/16
Third Quarter           1      5/16
                        9/16
Fourth Quarter          15/16  3/8

                      (b) Holders of Common Equity

     As of August 31, 1997, the Company estimates there were
       400 beneficial shareholders of the Company's Common
                             Stock.

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

    Item 6.Management's Discussion and Analysis of Financial
               Condition and Results of Operations

              (a)  Results of Continuing Operations

                   Comparison of Fiscal 1997 and 1996

       During the period September 1, 1996, through February 28, 1997, the Company was operating as Leggoons, Inc. (a public shell available for merger or acquisition). During this six month period the net loss from continuing operations was $35,912. This loss was due to general and administrative expenses of $35,912. The primary general and administrative expenses incurred during the six month period ended February 28, 1997, were legal expenses related to the HPOS license agreement, accounting fees for the audit of Leggoons, Inc., financial statements as of and for the year ended August 31, 1996, and stock expenses required to maintain Leggoons, Inc., public shell status. During the period March 1, 1997, through August 31, 1997, the company was maintaining operations as Betting, Inc. (a facilitator of same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators). During this six month period the net loss from continuing operations was $1,663,533. This loss was due to operating expenses of $1,663,533. The operating expenses were consulting fees of $565,740, research and development expenses of $450,331, software development costs of $507,600 and general and administrative expenese of $139,862.

       The loss from continuing operations for the year ended August 31, 1996, was $128,920. This loss was due to general and administrative expenses of $128,920. The primary general and administrative expenses incurred during the year ended August 31, 1996, were legal expenses related to possible merger or acquisition agreements, accounting fees for the audit of Leggoons, Inc., financial statements as of and for the year ended August 31, 1995, and stock expenses required to maintain Leggoons, Inc., public shell status.

       Liquidity and Capital Resources

       During the six month period from September 1, 1996, through February 28, 1997, Leggoons, Inc., prinicpal stockholder, James S. Clinton, provided the operating capital needed to fund operations. During the six month period from March 1, 1997, through August 31, 1997, operations were funded via advances from HPOS and by issuing common stock for funds and services rendered. During the period March 1, 1997, through August 31, 1997, the Company issued 4,710,234 shares of common stock for services rendered. For the 2,999,734 shares of common stock issued for services rendered during the period March 1, 1997, through May 31, 1997, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 520,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 1,725,734 restricted common shares issued. Common shares that were issued and for which no performance was received, 754,000 shares, were valued at par value, $.01 per share. For the 1,710,500 shares of common stock issued for services rendered during the period June 1, 1997, through August 31, 1997, an average closing stock price of $.20 was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions.

       The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $1,297,805, has primarily been expensed as $304,240 in consulting fees, $445,128 in research and development costs, $500,000 in software development costs and $48,437 in general and administrative expenses during the year ended August 31, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

       The common shares of stock issued for noncash consideration were, in some cases, given for past services rendered to HPOS in developing its product.

       The management of the Company is continuing its search for additional private investors to provide the funds needed to fund day to day operations. It is also the goal of management to register and complete additional public stock offerings of its common stock.

       The Company has an accumulated deficit of $5,270,634. The Company's losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.

       Plan of Operations

       The plan of the Company is to establish partners in countries including, but not limited to, the United Kingdom, China, Mexico, Australia and South Africa with the stated goal being the establishment of the wagering gate between the bank hosts in that country and the gaming operators. The second phase will be the connection between the various countries' Company wagering gates so that same day per play between countries will be possible.

       Establishing the wagering gate presence involves the linking of Betting, Inc. to both the gaming operators and the bank hosts. In effect, the Company will be a data host processing center whose business is the passing of messages back and forth between the bank hosts and the gaming operators.

       The Company is currently satisfying its cash requirements by issuing Betting, Inc. common stock for funds and services rendered. The Company intends to issue Betting, Inc. common stock at some point in the future to satisfy a $258,000 obligation to the designer and developer of the Merchant Response Software used with the Company's hardware products. The $258,000 obligation is included in accounts payable at August 31, 1997.

       On May 22, 1996, Leggoons, Inc., entered into an Addendum to the Stock Purchase Agreement it initially entered into on September 5, 1995, with Infinitron Investments International, Inc. of Vancouver B.C. ("Infinitron"). Pursuant thereto 100% of the shares of common stock of Infinitron would be exchanged for approximately 4,797,500 shares of common stock of Leggoons, Inc., which would represent approximately 95% of the post-split Leggoons, Inc., outstanding common stock. The Addendum provided, among other things, that Leggoons, Inc., would use its best efforts to obtain SEC clearance of its proxy statement by July 22, 1996, and Infinitron will use its best efforts to fully cooperate with Leggoons, Inc., in obtaining such clearance.

       On July 3, 1996, counsel for Infinitron informed Leggoons, Inc., that Infinitron does not intend to proceed with the transactions contemplated by the Stock Acquisition Agreement. Counsel for Infinitron stated that the basis for that action was that he noted "a number of irregularities in the relationships and dealings among the principals of Leggoons and Infinitron, " however he did not provide any specifics relating to that allegation. Leggoons, Inc., believes these claims to be baseless and without merit.

       Settlement negotiations have been completed, including verbal approval by Infinitron and Leggoons, Inc., of the settlement documents. Generally, under the terms of the settlement, Leggoons, Inc. shareholders are to receive 186,721 shares of Infinitron common stock, which represents approximately 3% of Infinitron's outstanding shares of common stock on August 5, 1996. The 186,721 shares of common stock of Infinitron will be held for the benefit of the Leggoons, Inc., stockholders as their "loss of the bargain" under the proposed merger.

       As of December 31, 1998, the settlement agreement has not been executed by all parties. If, and when, this settlement agreement is executed the Company will be able to determine how any proceeds of the settlement agreement affect its plan of operations for the next twelve months. There can be no assurance that a settlement agreement will be executed and the shareholders will receive any proceeds.

       Year 2000 Issue

       Most companies have computer systems that use two digits to identify a year in the date field (e.g. "98" for 1998). These systems must be modified to handle turn-of-the century calculations. If not corrected, systems failures or miscalculations could occur, potentially causing disruptions of operations, including, among other things, the inability to process transactions or engage in other normal business activities. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant.

       The Company is in the process of developing an ongoing program of communication with suppliers and vendors to determine the extent to which those companies are addressing Year 2000 compliance issues. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000.

       In 1999, a contingency plan will be developed in the event key or critical suppliers or vendors are unable to meet the Year 2000 compliance. The timeframe for completing or documenting contingency plans has not been finalized.

       The Company's Year 2000 plans are based on management's best estimates. Based on currently available information, management does not believe that the Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations; however, because of the uncertainties in this area, no assurances can be given in this regard.

Item 7.   Financial Statements

       Financial statements as of and for the year ended August
       31, 1997, and for the year ended August 31, 1996 are presented in a separate section of this report following
       Part IV.

Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

       On August 1, 1998, the Company engaged the services of George Brenner, C.P.A. in Beverly Hills, California, to provide an audit of its financial statements for the fiscal year ended August 31, 1997. Mr. Brenner is not associated with the August 31, 1996, financial statements nor any note references to the financial statements for that time period. The former accountant, BDO Seidman LLP in St. Louis, Missouri declined to stand for re-election for the 1997 engagement. The independent auditors' reports for August 31, 1996 and 1995, were modified as to uncertainties about the entity's ability to continue as a going concern. The decision to change accountants was approved by the Company's board of directors with the selection of the successor accountants. The Company and its former accountants had no disagreements during the fiscal years ended August 31, 1996 and 1995, and through the date they declined to stand for re-election.



                            PART III

Item  9.    Directors,  Executive Officers  and  Compliance  With
Section 16(a) of the Exchange Act

       (a) Directors and Executive Officers

       Thomas  S.  Hughes, 50, Chief Executive Officer, President
       and  Director  of  the  Company since  1997.   Founder  of
       Electronic Transactions and Technologies (formerly HPOS).

       Jack M. Hall, 67, Director of the Company since 1997

       D. Diane Hewitt, 50, Director of the Company since 1997.

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

Item 10.  Executive Compensation

       The following table sets forth information concerning compensation paid by BETTING, INC. for services rendered during fiscal year 1997, 1996, and 1995 for the Chief Executive Officer and for each of the Company's other executive officers whose annual salary and bonus exceeds $100,000.
                         Summary Compensation Table





                                                              Long-Term Compensation

                           Annual Compensation            Awards               Payouts

Name and       Year   Salary    Bonus      Other     Stock     Options  LTIP       All Other
Principal             ($)       ($)        ($)       ($)       SARs(#)  Payouts    Compensation
Position                                                                ($)        ($)
Thomas Hughes  1997   -0-       -0-        -0-       375,000   -0-      -0-        -0-
/ James
S.Clinton,
President and
Chief
Executive
Officer
               1996   -0-       -0-        -0-       -0-       -0-      -0-        -0-
               1995   17,631    -0-        -0-       -0-       -0-      -0-        -0-


       Perquisites  and  other  personal  benefits  are   omitted
       because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.



Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management

       The following table sets forth, as of August 31, 1997, the beneficial ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock.




Name and Address of     Amount and Nature of    Percent of Class
Beneficial Owner        Beneficial Ownership
James S. Clinton        1,416,0001              18.0%
30 Ginger Cove Road
Valley, NE  68064
Thomas S. Hughes        1,000,000               12.7%
31310 Eaglehaven
Circle
Rancho Palos Verdes,
CA  90275

                 1On January 24, 1996, Mr. Larry Langston entered into an Option Agreement with Steven Walters, a former officer and director of Leggoons, Inc., which grants Mr. Walters an option to purchase 261,500 of Mr. Langston's common stock shares. The option price is $100,000, the option may not be exercised prior to November 23, 1996, and expires on July 24, 1997. Mr. Walters, in turn, has assigned the right to purchase 130,750 of such shares to the Claude E. Clinton Family Trust for which Mr. Clinton, an officer and director of Leggoons, Inc., acts as Trustee (Mr. Clinton is not the beneficiary of the trust but has the right to vote the shares) in consideration of $50,000 cash and a loan to Mr. Walters in the amount of $50,000

       The following table shows, as of August 31, 1997, certain information with respect to BETTING, INC. Common Stock beneficially owned by directors and executive officers of the Company. Unless otherwise noted, all shares are owned directly or indirectly with sole voting and investment power.




Name of Beneficial      Amount and Nature of    Percent of Class
Owner                   Beneficial Ownership1
Thomas S. Hughes        1,000,000               12.7%
All Directors and       1,000,000               12.7%
Officers as a Group (1
individual)

           1Shares  reported include shares owned by  spouses  of
     officers and directors.            No options to acquire any
     BETTING,    INC.   common   stock   are   owned    by    any
     officer or director.

Item 12.  Certain Relationships and Related Transactions

       During  the  year  ended  August  31,  1997,  the  salient details of certain transactions which occurred between the Company and its officers and directors are set forth below. With respect to each such transaction, the Company believes that the terms of each transaction were approximately as favorable to the Company as could have been obtained from an unrelated third party.

       The Company issued 1,000,000 shares of restricted common stock to Thomas S. Hughes during May 1997. The Company did not receive any cash consideration for this common stock issuance and has treated this as an expense to the Company of $375,000.

       The Company utilized cash accounts maintained by HPOS to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS. At August 31, 1997, the net result of these transactions is a receivable from HPOS of $38,071. At August 31, 1997, the $38,071 has been expensed by the Company as licensing fees that are due to HPOS.

       The Company issued 286,234 shares of common stock valued at $41,864 to former associates of Thomas S. Hughes at a company called Betts, Inc.

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

       (a) Index to Financial Statements and Schedules

       See index to financial statements and supporting schedules on page 12 of this annual report on Form 10-
       KSB.

       (b) Reports on Form 8-K

       None

       (c) Index to Exhibits

       Any exhibits filed with the Securities and Exchange Commission will be supplied upon written request of Thomas S. Hughes, Betting, Inc., 31310 Eaglehaven Circle, Rancho Palos Verdes, CA 90275. A charge will be made to cover copying costs. See Exhibit Index below.



Number            Exhibit Description
3.1               Leggoons, Inc. Articles of Incorporation and
                  Amendments, incorporated by reference to
                  Exhibit 3.1 of Leggoons, Inc. Registration
                  Statement on Form S-1 filed on October 28,
                  1993.
3.2               Leggoons, Inc. Bylaws Amended, incorporated by reference to
                  Exhibit 3.2 of Leggoons, Inc. Registration Statement on Form
                  S-1 filed on October 28, 1993.
3.3               Leggoons, Inc. Agreement to License Assets
4.2               Class A Warrant Agreement, incorporated by reference to
                  Exhibit 4.2 of Leggoons, Inc. Registration Statement on Form
                  S-1 filed on October 28, 1993.
10.1              Assignment for Benefit of Creditors, incorporated by
                  reference to Exhibit 10.1 of Leggoons, Inc., Form 8-K filed on June 27, 1996.


BETTING, INC.
(Formerly Leggoons, Inc.)


Independent Auditor's Report                             13
Financial Statements
   Balance sheet                                          14
   Statements of operations                               15
    Statements  of  stockholders' equity  (deficit)            16
Statements  of  cash flows                              17  -  18
Notes to financial statements                        19 - 23







                         George Brenner
                   CERTIFIED PUBLIC ACCOUNTANT
               9300 WILSHIRE BOULEVARD, SUITE 490
                 BEVERLY HILLS CALIFORNIA 90212


                        AUDITOR'S REPORT


     Board of Directors
     Betting, Inc.
     Rancho Palos Verdes

     I have audited the accompanying balance sheet of Betting, Inc. as of August 31, 1997 and the related statements of operations, changes in stockholders' equity, (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements for the year ended
     August 31, 1996, nor was I engaged to perform any accounting services with respect to those financial statements. Consequently, I disclaim any association with the accompanying August 31, 1996 financial statements and note references to those financial statements.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Betting, Inc. as of August 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 9 to the financial statements, the Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Very truly yours,



     /s/ George Brenner
     George Brenner, CPA

     February 24, 1999
     Beverly Hills, California



                         BETTING, INC.
                 (formerly Leggoons, Inc.)
                       BALANCE SHEET




                              August 31, 1997
ASSETS
Current Assets:
Cash                           $45
Total current assets          45
Total Assets                  $45
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities:
Due to stockholder             $35,135
Accounts payable               283,178
Commissions payable            18,399
Total current liabilities     336,712
Contingencies (Note 9)
Stockholders' Equity:
Common stock, $.01 par value,  78,432
authorized 10,000,000 shares;
issued and outstanding,
7,843,234
Preferred stock, $.01 par
value, authorized 5,000,000
shares;
issued and outstanding - none
Additional paid-in capital     4,855,535
Accumulated deficit            (5,270,634)
Total stockholders' equity    (336,667)
Total Liabilities and         $45
Stockholders' Equity

 See accompanying notes to financial statements and accompanying auditor's report

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF OPERATIONS





                                        Year Ended        Year Ended
                                        August 31, 1997   August 31, 1996
Revenue                                 $0                $0
Operating Expenses
Consulting Fees (Note 5)                 565,740           0
General and Administrative Expenses      175,774           128,920
Research and Development Expenses (Note  450,331           0
5)
Software Development Costs (Note 5)      507,600           0
Loss from Continuing Operations (Note 1) (1,699,445)       (128,920)
Discontinued Operations: (Note 2)
Income (loss) from discontinued apparel  0                 (259,302)
operations
Loss on disposal of apparel operations,  0                 (469,174)
including a provision for operating
losses during phase-out period
Loss from Discontinued Operations       0                 (728,476)
Net Loss                                $(1,699,445)      $(857,396)
Net Loss per Common Share               $(.41)            $(.31)
Weighted Average Common Shares          4,106,620         2,787,000
Outstanding

 See accompanying notes to financial statements and accompanying auditor's report
                          BETTING, INC.
                    (formerly Leggoons, Inc.)
          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                   Common Shares     Common Par Value  Preferred Stock   Additional Paid-  Total             Stockholders'
                                                                         in Capital        Accumulated       Equity
                                                                                           Deficit

Balance at         2,787,000         $27,870           $0                $2,390,070        ($2,713,793)      ($295,853)
September 1, 1995

Capital            0                 0                 0                 1,132,722         0                 1,132,722
contribution as a
result of
Assignment for
Benefit of
creditors

Net loss           0                 0                 0                 0                 (857,396)         (857,396)

Balance at August  2,787,000         27,870            0                 3,522,792         (3,571,189)       (20,527)
31, 1996

Issuance of        346,000           3,460             0                 82,040            0                 85,500
346,000 shares of
Common stock at
$.25 per share
(Cash Transaction)

Issuance of        2,999,734         29,997            0                 925,708           0                 955,705
2,999,734 shares
of Common stock
(1) & (2)

Issuance of        1,710,500         17,105            0                 324,995           0                 342,100
1,710,500 shares
of Common stock at
$.20 per share
(Non-Cash
Transactions)

Net loss           0                 0                 0                 0                 (1,699,445)       (1,699,445)

Balance at August  7,843,234         $78,432           $0                $4,855,535        ($5,270,634)      ($336,667)
31, 1997

(1) S-8 common shares valued at market value on day of issuance; Restricted common shares valued at market value on day of issuance less 50% discount; Common shares for which no performance was received (754,000 common shares) valued at par value of $.01 per common share.
 See accompanying notes to financial statements and accompanying auditor's report
                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF CASH FLOWS



                                     Year Ended        Year Ended
                                     August 31, 1997   August 31, 1996
Operating Activities
Continuing operations:
Net loss (Note 8)                     $(401,640)        $(128,920)
Changes in assets and liabilities:
Accounts payable                      270,839           6,377
Commissions payable                   18,399            0
Cash used in continuing operations    (112,402)         (122,543)
Discontinued operations:
Net loss                              0                 (728,476)
Adjustments to reconcile net loss to
net cash provided by (used in)
discontinued operations
Depreciation and amortization         0                 101,620
Allowance for doubtful accounts       0                 (10,000)
receivable
Loss (gain) on investment in          0                 111,940
partnership
Changes in assets and liabilities     0                 21,550
Inventories                           0                 423,626
Deferred charges                      0                 145,218
Prepaid expenses                      0                 89,233
Accounts payable                      0                 (245,393)
Accrued expenses                      0                 131,017
Cash provided by discontinued         0                 40,335
operations
Cash Used in Operating Activities    (112,402)         (82,208)
Financing Activities
Continuing operations:
Proceeds from additional borrowings   26,947            41,354
from stockholder
Proceeds from issuance of common      85,500            0
stock
Cash provided by continuing           112,447           41,354
operations
Discontinued operations:
Net payments on note payable to bank  0                 (160,439)
Payments on long-term debt            0                 (40,903)
Proceeds from additional borrowings   0                 259,969
from stockholder
Cash transferred under Assignment for 0                 (27,654)
Benefit of Creditors
Cash provided by discontinued        0                 30,973
operations
Cash Provided by Financing Activites 112,447           72,327
Net Increase (Decrease) in Cash      45                (9,881)
Cash at Beginning of Year            0                 9,881
Cash at End of Year                  $45               $0

 See accompanying notes to financial statements and accompanying auditor's report
                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF CASH FLOWS



Supplemental Disclosures:

The Company paid $0 and $43,382 for interest for the years ended
August 31, 1997 and 1996, respectively.

The following summarizes noncash investing and financing transactions:

Year Ended August 31, 1997
Issuance of 4,710,234 shares of common stock for         $1,297,
services rendered                                        805

Year Ended August 31, 1996
Transfer of assets and liabilities under Assignment for  $1,132,722
Benefit of Creditors

 See accompanying notes to financial statements and accompanying auditor's report
                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                  NOTES TO FINANCIAL STATEMENTS
              Years ended August 31, 1997 and 1996

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Betting, Inc. (the "Company") is positioning itself to facilitate same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. These transactions are being effected with electronic equipment that allows self service pay per play and no actual communications between the player and the gaming operator. These type of transactions will be originating from homes, offices, and public walk in locations. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgment of the transaction and then pass on this gaming acknowledgment to the bank host processing center that has been standing by for this information and has already completed the bank authorization of the pay per play transaction. The business model of the Company is to receive a fee per transaction paid to Betting, Inc. by the bank host processing center at the moment of the transaction. In general, this fee will be from between 2% to 6% of the wager placed on a pay per play or a $6 flat fee in the case of an account being opened. The Company. has many characteristics commonly associated with a development stage company. A development stage company devotes substantially all of its efforts to establishing a new business and its planned principal operations either (a) have not commenced or (b) have commenced, but have not produced any significant revenue. However, due to the company's previously established operation as a public shell a development stage company presentation is not appropriate for these financial statements.

Leggoons, Inc., was engaged in the design, manufacture and distribution of apparel and related accessories which are sold to better specialty and department stores nationwide under the brands: Leggoons, CPO by Leggoons, John Lennon Artwork Apparel and Snooggel. On January 19, 1996, Leggoons, Inc., entered into a Licensing Agreement with Robert Tamsky, a former director and employee of Leggoons, Inc. Pursuant to the terms of the Licensing Agreement, Leggoons, Inc., granted Mr.Tamsky effective January 1, 1996, the right to use the LEGGOONS trademark in connection with the design, production, marketing, sales and sublicensing of all clothing, wearing apparel and accessories bearing the "LEGGOONS" symbol. This right will continue until December 31, 1998, and may be extended thereafter each year for an additional year. In consideration for the license, Mr. Tamsky, according to the Licensing Agreement, shall pay to
Leggoons, Inc., a royalty of five percent of the net sales of "LEGGOONS" products. Also on January 19, 1996, Leggoons, Inc., adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, Leggoons, Inc., discontinued production on April 30, 1996, and intended to either sell or liquidate the operations within twelve months of that date. On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors." Included in the Assignment were the rights and obligations of the Licensing Agreement.

On February 18, 1997, Leggoons, Inc., entered into an Agreement to License Assets from Home Point of Sales, Inc.(HPOS). HPOS is a privately held corporation focused on the emergence of the Personal Encrypted Remote Financial Electronic Card Transactions industry. This industry provides consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions. Management believes the proprietary technology and the large demand for wagering opportunities in today's marketplace will combine to generate substantial sales for Leggoons, Inc., over the medium term.

Under terms of the Licensing Agreement, the Company will issue 2,900,000 shares of restricted common stock to HPOS in exchange for licensing home ATM card and SMART card wagering technology developed by HPOS. Of this amount, 2,755,000 shares will be placed in escrow and are subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Company is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998.

                See accompanying auditor's report
As of the date of these financial statements the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into amendment(s) of the original agreement that provide for an extension of the cancellation deadline from February 10, 1998, to September 1, 1999, subject to certain conditions specified in the agreement. As of the date of these financial statements, none of the conditions have been met. All condtions set forth in the original agreement need to be met on or before September 1, 1999.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

Thomas S. Hughes, Chairman of HPOS, became Chairman and President of Leggoons on March 1, 1997. He will focus on procedures, policies and state approvals to begin home lottery, off track betting, casino and sports ATM card and SMART card wagering. Thomas S. Hughes, Chairman of Home Point Sale, Inc., will remain as Chairman and President of Leggoons, Inc. The Company intends to seek shareholder approval of its name change from Leggoons, Inc. to Betting, Inc.

REVENUE RECOGNITION

Revenue from product sales is recognized upon consummation of a transaction

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

STOCKHOLDERS' EQUITY

The following valuation policies were used so that a financial value can be assigned to stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of restricted common shares issued. Common shares that were issued and for which no performance was received were valued at par value, $.01 per share.

EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Shares issuable pursuant to outstanding stock warrants have been excluded from the computation as the effect is antidilutive. Fully diluted net loss per share for all periods presented is not materially different from primary loss per share.

DEFERRED INCOME TAXES

Deferred income taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. If it is more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is recorded. (See Note 3)




                    See accompanying auditor's report
USE OF ESTIMATES

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

(2)  DISCONTINUED OPERATIONS AND DISPOSITION OF ASSETS AND
LIABILITIES

DISCONTINUED OPERATIONS

On January 19, 1996, Leggoons, Inc., adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. The loss from operations of this discontinued business was $259, 302 and the loss on disposal including operating losses during the period January 19, 1996, to June 12, 1996, were $469,174. Sales for this discontinued business were $1,013,026 for the year ended August 31, 1996.

DISPOSITION OF ASSETS AND LIABILITIES

On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for Benefit of Creditors." An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation named Leggoons, Inc. II, is required to properly, timely and orderly dispose of all remaining assets for the benefit of creditors. Leggoons, Inc., continued to maintain its status as a shell corporation. The approximate book values of all assets and liabilities transferred on June 12, 1996, are as follows:


Assets

(liabilities)

Cash
27,654
Accounts receivable, less allowance                  204,567
Inventories                                          130,670
Property, plant and equipment, less accumulated depreciation
80,929
Trademark, less accumulated amortization             210,440
Notes payable to banks                             (518,836)
Notes payable to stockholder                       (755,510)
Accounts payable                                   (293,586)
Accrued expenses                                   (213,537)
Bank overdraft                                       (5,513)
Net liabilities transferred                       (1,132,722)

The net liabilities as of June 12, 1996, were removed from the Company's financial statements by a corresponding credit to additional paid-in capital of $1,132,722.

(3)  INCOME TAXES

Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997. These losses may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.



                See accompanying auditor's report
(4)  COMMON STOCK WARRANTS

The Company had outstanding warrants to purchase approximately
900,000 shares of common stock. The warrants were exercisable at $3.75 per share and expired on November 18, 1997.

(5)  STOCKHOLDERS' EQUITY (DEFICIT)

During the period March 1, 1997, through August 31, 1997, the Company issued 4,710,234 shares of common stock for services rendered. For the 2,999,734 shares of common stock issued for services rendered during the period March 1, 1997, through May 31, 1997, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 520,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 1,725,734 restricted common shares issued. Common shares that were issued and for which no performance was received, 754,000 shares, were valued at par value, $.01 per share. For the 1,710,500 shares of common stock issued for services rendered during the period June 1, 1997, through August 31, 1997, an average closing stock price of $.20 was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions.

The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $1,297,805, has primarily been expensed as $304,240 in consulting fees, $445,128 in research and development costs, $500,000 in software development costs and $48,437 in general and administrative expenses during the year ended August 31, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

(6)  RELATED PARTY TRANSACTIONS

COMMON STOCK ISSUED

The Company issued 1,000,000 shares of restricted common stock to Thomas S. Hughes during the year ended August 31, 1997. The
Company did not receive any cash consideration for this common stock issuance and was valued at $375,000. See Note (5).

The Company issued 286,234 shares of restricted common stock to former asscoiates of Thomas S. Hughes at a company called Betts, Inc. The restricted common shares were valued at $41,864.

TRANSACTIONS WITH HPOS

The Company utilized cash accounts maintained by HPOS to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS.

DUE TO STOCKHOLDER

The Company has a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997.





                See accompanying auditor's report
(7)  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 1997, the Company recorded adjustments that increased its net loss by approximately $1,558,000. These adjustments were primarily related to the issuance of common stock for no cash consideration during the period March 1, 1997, through August 31, 1997.

(8) CASH FLOW AND INCOME STATEMENT RECONCILIATION

The following reconciles noncash financing transactions for the year ended August 31, 1997:

     Net loss from Continuing Operations
$  401,640
             Issuance of 4,710,234 shares of common stock for
Consulting
              Fees, Research and Development and Software
Development
     And General and Administrative Expense
1,297,805

     Income Statement Loss from Continuing Operations
$1,699,445


(9) CONTINGENCIES

CONTINUED EXISTENCE

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has shown a significant loss from operations and has negative working capital and a stockholders' deficit.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital and ultimately upon achieving profitability. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow. Management is committed to developing the product and continues to receive small amounts of funding from private investors. It is the goal of management to receive additional funding from an additional public offering of its common stock within twelve months.

There is no assurance that the Company can achieve the profitability and positive liquidity discussed above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(10) SUBSEQUENT EVENTS (UNAUDITED)

COMMON STOCK ISSUED

In October 1997 the Company issued 750,000 common shares to James
S. Clinton as full payment on the $35,135 due to stockholder.

Subsequent to August 31, 1997, the Company has issued approximately 1,000,000 shares of common stock for services rendered. The "fair market value" of this issued stock is estimated to be approximately $50,000.

CONSENT DECREE ENTERED WITH SECURITIES AND EXCHANGE COMMISSION

The Company has not, to the date of this report, filed necessary quarterly or annual reports with the United States Securities and Exchange Commission (the "SEC") since September 30, 1997. This constitutes a violation by the Company of a provision of the Securities Exchange Act of 1934, as amended. The Company entered into a consent decree with the SEC by which the Company agreed to file all necessary reports by April 9, 1999, and agreed to file all required reports with the SEC on a timely basis in the future.


                              Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 1999.

BETTING, INC.


By:          /s/ Thomas S. Hughes
     Thomas S. Hughes
     Chairman of the Board,President
     and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas S. Hughes
     Thomas S. Hughes
     Chairman of the Board,         Date
     President, Chief Financial
     Officer and Director

/s/ Jack M. Hall
     Jack M. Hall
     Director                       Date


/s/ D. Diane Hewitt
     D. Diane Hewitt
     Director                       Date