Form 10QSB
period 1997-11-30
BETTING INC
filed 1999-04-01
CIK 911934

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 1997


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

 Yes            No     X

Number of shares of common stock outstanding as of November 30,
1997:     10,712,234

Transitional Small Business Disclosure Format (Check one): Yes
No   X

                  PART I-FINANCIAL INFORMATION

Item 1.             Financial Statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                         BALANCE SHEETS



                                   November 30,      August 31, 1997
                                   1997 (Unaudited)  (Audited)
ASSETS
Total Assets                       $36               $45

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities:
Due to stockholder                  $0                $35,135
Accounts payable                    262,178           283,178
Due to related party                12,094            0
Commissions payable                 18,399            18,399
Total current liabilities          292,671           336,712
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value,
authorized
10,000,000 shares; issued and       107,122           78,432
outstanding,10,712,234 and
7,843,234
Preferred stock, $.01 par value,    -                 -
authorized 5,000,000 shares;
issued and outstanding - none
Additional paid-in capital          4,965,570         4,855,535
Accumulated deficit                 (5,365,327)       (5,270,634)
Total stockholders' equity         (292,635)         (336,667)
                                   $36               $45

See accompanying notes to interim financial statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             Three Months      Three Months
                             Ended November    Ended November
                             30, 1997          30, 1996

General and Administrative   $94,693           $20,026
expenses

Loss from continuing         (94,693)          (20,026)
operations

Net loss                     $(94,693)         $(20,026)

Net loss per common share    $(.01)            $(.01)

Weighted average shares      9,917,734         2,787,000
outstanding


See accompanying notes to interim financial statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                       Three Months      Three Months
                                       Ended November    Ended November
                                       30, 1997          30, 1996
Cash Flows From Operating Activities
  Net loss (Note 9)                     $(12,103)         $(20,026)
Changes in assets and liabilities:
  Accounts payable                      0                 5,579
  Commissions payable                   0                 0
  Cash Used in Operating Activities    (12,103)          (14,447)
Cash Flows From Financing Activities:
  Proceeds from additional borrowings   0                 14,447
   from stockholder
  Proceeds from issuance of common
    stock                               0                 0
  Proceeds from borrowings from
    related party                      12,094            0
Cash provided by financing
 activities                            12,094            14,447
Net decrease in cash                   (9)               0
Cash at beginning of period            45                0
Cash at end of period                  $36               $0

Supplemental Disclosures:

The Company paid $0 and $0 for interest for the three months ended November 30, 1997 and 1996, respectively.

The following summarizes noncash investing and financing transactions:



Three Months Ended November 30,                       1997
Issuance of 1,769,000 shares of common stock for      $82,590
   services rendered
Issuance of 750,000 shares of common stock for         35,135
   due to stockholder
Issuance of 350,000 shares of common stock for         21,000
   accounts payable

See accompanying notes to interim financial statements.

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.   Unaudited Interim Periods:

The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the company's Annual Report Form 10-KSB/A filed with the SEC in February 1999.

2.   Initial Public Stock Offering:

On November 18, 1993, the Company completed an initial public offering in which it sold 900,000 Units at $3.125 per Unit. Each Unit consisted of one share of Common Stock and one Class A Warrant. Three Warrants entitled the holder thereof to purchase one share of Common Stock at $3.75 per share and expired on November 18, 1997. The warrants were callable in total by the Company after November 18, 1994, at a redemption price of $.05 per warrant upon 60 days prior notice if the common stock has traded above $3.75 for at least 20 out of the 30 trading days preceding the date of the notice of redemption.

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

Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, and losses of approximately $94,000 during the three months ended November 30, 1997. These losses may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

5.   Due to Stockholder

The Company has a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997. This payable was paid during the three months ended November 30, 1997, by the issuance of 750,000 shares of restricted common stock.

6.   Due to Related Party

The Company utilized cash advances from HPOS/E.T.T. to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS/E.T.T. The amount advanced during the three months ended November 30, 1997, was $12,094.

7.   Accumulated Deficit:

As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $5,365,327 of deficit on the balance sheet at November 30, 1997, is the result of operations from November 18, 1993, to November 30, 1997.

8.   Stockholders Equity:

During the period September 1, 1997, through November 30, 1997, the Company issued 2,869,000 shares of common stock for payments on accounts payable and services rendered. For the 1,769,000 shares of common stock issued for services rendered during the period September 1, 1997, through November 30, 1997, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price was used to determine "fair market value" of the 569,000 unrestricted common shares issued; the closing "market" stock price less a 50% discount was used to determine "fair market value" of the 1,200,000 restricted common shares issued. For the 1,769,000 shares of common stock issued for services rendered during the period September 1, 1997, through November 31, 1997, the closing stock price of the last day of each month was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions.

The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The
"fair market value" of such common stock issued, $82,590, has primarily been expensed as $63,450 in consulting fees, $7,140 in legal fees, and $12,000 in general and administrative expenses during the three months ended November 30, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

9.   Cash Flow and Income Statement Reconciliation

The following reconciles noncash financing transactions for the three months ended November 30, 1997:

Net loss                                             $12,103
Issuance of 1,769,000 shares of common stock for     82,590
   Consulting Fees, and General and Administrative
   Expense
Income Statement Loss                                $94,693

10.  Contingencies

Going Concern

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

   Common Stock Issued

During the three months ended November 30, 1997, the Company issued 2,869,000 common shares. This has resulted in the total issued common shares exceeding the 10,000,000 common shares authorized by 712,234 common shares. Management of the Company intends to increase the number of authorized shares or to convert the common shares issued in excess of 10,000,000 to preferred stock.

                   Item 2. PLAN OF OPERATIONS

General:

The primary general and administrative expenses incurred during the quarterly period ended November 30, 1997, were consulting fees, legal fees, office expenses and stock expenses.

HPOS License Agreement

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

Betting, Inc. is positioning itself to facilitate same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. These transactions are being effected with electronic equipment that allows self service pay per play and no actual communications between the player and the gaming operator. These type of transactions will be originating from homes, offices, and public walk in locations. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgment of the transaction and then pass on this gaming acknowledgment to the bank host processing center that has been standing by for this information and has already completed the bank authorization of the pay per play transaction. The business model of the Company is to receive a fee per transaction paid to Betting, Inc. by the bank host processing center at the moment of the transaction. In general, this fee will be from between 2% to 6% of the wager placed on a pay per play or a $6 flat fee in the case of an account being opened. The Company. has many characteristics commonly associated with a development stage company. A development stage company devotes substantially all of its efforts to establishing a new business and its planned principal operations either (a) have not commenced or (b) have commenced, but have not produced any significant revenue. However, due to the company's previously established operation as a public shell a development stage company presentation is not appropriate for these financial statements.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits  -  None.

(b)Reports on Form 8-K  - None

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BETTING, INC.
     By:  /s/ Thomas S. Hughes
     Thomas S. Hughes
     President

Date:  March 31, 1999