Form 10QSB
period 1998-05-31
BETTING INC
filed 1999-04-01
CIK 911934

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  May 31, 1998

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

 Yes            No     X


Number of shares of common stock outstanding as of May 31, 1998:
11,412,234

Transitional Small Business Disclosure Format (Check one): Yes
No   X

                  PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                         BALANCE SHEETS


                                      May 31, 1998      August 31 1997
                                      (Unaudited)       (Audited)
ASSETS
Total Assets                          $0                $45

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to stockholder                     $0                $35,135
Accounts payable                       275,178           283,178
Due to related party                   15,694            0
Commissions payable                    21,400            18,399
Total current liabilities             312,272           336,712
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value,
authorized
10,000,000 shares; issued and          114,122           78,432
outstanding,11,412,234 and 7,843,234
Preferred stock, $.01 par value,       -                 -
authorized 5,000,000 shares; issued
and outstanding - none
Additional paid-in capital             4,994,319         4,855,535
Accumulated deficit                    (5,420,713)       (5,270,634)
Total stockholders' equity            (312,272)         (336,667)
                                      $0                $45

See accompanying notes to interim financial statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                            Three Months      Three Months      Nine Months       Nine Months
                            Ended May 31,     Ended May 31,     Ended May 31,     Ended May 31,
                            1997              1998              1998              1997
General and Administrative  $6,612            $51,819           $150,079          $87,731
expenses
Loss from continuing        (6,612)           (51,819)          (150,079)         (87,731)
operations
Net loss                    $(6,612)          $(51,819)         $(150,079)        $(87,731)
Net loss per common share   $(.00)            $(.01)            $(.01)            $(.03)
Weighted average shares     11,412,234        3,902,245         10,907,091        3,158,748
outstanding

See accompanying notes to interim financial statements

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                       Nine Months       Nine Months
                                       Ended May 31,     Ended May 31,
                                       1998              1997
Cash Flows From Operating Activities
Net loss (Note 9)                       $(31,739)         $(87,731)
Changes in assets and liabilities:
Accounts payable                        12,999            16,327
Commissions payable                     3,001             0
Cash Used in Operating Activities      (15,739)          (71,404)
Cash Flows From Financing Activities:
Proceeds from additional borrowings     0                 26,947
from stockholder
Proceeds from issuance of common stock  0                 33,457
Proceeds from borrowings from related   15,694            11,000
party
Cash provided by financing activities  15,694            71,404
Net decrease in cash                   (45)              0
Cash at beginning of period            45                0
Cash at end of period                  $0                $0

Supplemental Disclosures:
The Company paid $0 and $0 for interest for the nine months ended
May 31, 1998 and 1997, respectively.
The following summarizes noncash investing and financing transactions:



Nine Months Ended May 31,                         1998
Issuance of 2,469,000 shares of common stock for  $118,340
services rendered
Issuance of 750,000 shares of common stock for    35,135
due to stockholder
Issuance of 350,000 shares of common stock for    21,000
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

Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, and losses of approximately $150,000 during the nine months ended May 31, 1998. These losses may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

5.   Due to Stockholder

The Company has a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997. This payable was paid during the nine months ended May 31, 1998, by the issuance of 750,000 shares of restricted common stock.

6.   Due to Related Party

The Company utilized cash advances from HPOS/E.T.T. to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS/E.T.T. The amount advanced during the nine months ended May 31, 1998, was $15,694.

7.   Accumulated Deficit:

As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $5,420,713 of deficit on the balance sheet at May 31, 1998, is the result of operations from November 18, 1993, to May 31, 1998.

8.   Stockholders Equity:

During the period September 1, 1997, through May 31, 1998, the Company issued 3,569,000 shares of common stock for payments on accounts payable and services rendered. For the 2,469,000 shares of common stock issued for services rendered during the period September 1, 1997, through May 31, 1998, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price was used to determine "fair market value" of the 1,019,000 unrestricted common shares issued; the closing "market" stock price less a 50% discount was used to determine "fair market value" of the 1,450,000 restricted common shares issued. For the 2,469,000 shares of common stock issued for services rendered during the period September 1, 1997, through May 31, 1998, the closing stock price of the last day of each month was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions.

The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The
"fair market value" of such common stock issued, $118,340, has primarily been expensed as $87,200 in consulting fees, $7,140 in legal fees, and $24,000 in general and administrative expenses during the nine months ended May 31, 1998. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

9.   Cash Flow and Income Statement Reconciliation

The following reconciles noncash financing transactions for the nine months ended May 31, 1998:

Net loss                                                 $31,739
Issuance of 2,469,000 shares of common stock for Fees    118,340
and General and Administrative
Income Statement Loss                                    $150,079

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

Common Stock Issued

During the nine months ended May 31, 1998, the Company issued 3,569,000 common shares. This has resulted in the total issued common shares exceeding the 10,000,000 common shares authorized by 1,412,234 common shares. Management of the Company intends to increase the number of authorized shares or to convert the common shares issued in excess of 10,000,000 to preferred stock.

Item 2. PLAN OF OPERATIONS

General:

The primary general and administrative expenses incurred during the quarterly period ended May 31, 1998, were consulting fees, legal fees, office expenses and stock expenses.

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