Form 10KSB
period 1998-12-31
BETTING INC
filed 1999-04-08
CIK 911934

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-KSB





          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Fiscal Year Ended:  August 31, 1998

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



     Revenue's for the fiscal year ended August 31, 1998:   $0



     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing average bid and asked price of the Common Stock on August 31, 1998, as reported on the OTC Bulletin Board, was $1,785,000



     Number of shares of common stock outstanding as of August
31,1998:     14,284,234



Documents Incorporated by Reference: Registrant's Annual Report on Form 10-KSB filed in February 1999, Registrant's Annual Report on Form 10-KSB filed on January 17, 1997, Exhibit's in Registrant's Annual Report on Form 10-K filed on December 14, 1995, and Exhibits in Registrant's Annual Report on Form 10-K filed on November 29, 1994, are incorporated by reference to the exhibit index attached hereto. Exhibits in Registrant's Registration Statement on Form S-1 filed on October 28, 1993, are incorporated by reference to the exhibit index attached hereto.









                          BETTING, INC.



                     Index to Annual Report

                                   on Form 10-KSB





Part I                                            Page



Item 1- Description of Business                   3-4



Item 2- Description of Property                   4



Item 3- Legal Proceedings                         4



Item 4- Submission of Matters to a Vote of        4
Security Holders



Part II



Item 5- Market for Common Equity and Related      5
Stockholder Matters



Item 6- Management's Discussion and Analysis of   6-9
Financial Condition Results of Operations



Item 7- Financial Statements                      9



Item 8- Changes in and Disagreements with         9
Accountants on Accounting and Financial
Disclosure





Part III



Item 9- Directors, Executive Officers and         9
Compliance WithSection 16(a) of the Exchange Act



Item 10- Executive Compensation                   9-10



Item 11- Security Ownership of Certain            10-11
Beneficial Owners and Management





Item 12- Certain Relationships and Related        11
Transactions



Part IV



Item 13- Exhibits, Financial Statement Schedules  12
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



       On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors" (the "Assignment"). An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation, also named Leggoons, Inc. (the "Assignee"), will be required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors. Leggoons, Inc., continued to maintain its' status as a shell corporation.



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



Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended August 31, 1998



                                   High   Low



First Quarter                      1/8    1/32

Second Quarter                     1/16   1/32

Third Quarter                      1/8    1/16

Fourth Quarter                     3/16   1/16




Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended August 31, 1997



                                   High   Low



First Quarter                      3/8    1/8

Second Quarter                     1/2    1/8

Third Quarter                      15/16  1/16

Fourth Quarter                     9/16   1/16




       (b) Holders of Common Equity



       As of August 31, 1998, the Company estimates there were 400 beneficial shareholders of the Company's Common
       Stock.



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



















Item 6.Management's Discussion and Analysis of Financial
       Condition and Results of Operations



       (a)  Results of Continuing Operations



       Comparison of Fiscal 1998 and 1997



       The   loss  for  the  year  ended  August  31,  1998,  was
       $196,968. The Company recognized $0 in revenue while preparing the setup of the Company to commence operations as a facilitator of same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. The loss was due to consulting fees of
       $122,020  and  general  and  administrative  expenses   of
       $74,948.



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



       Liquidity and Capital Resources



       During the period September 1, 1997, through August 31, 1998, the Company issued 6,441,000 shares of common stock for services rendered and payments on accounts payable and due to stockholder. For the shares of common stock issued for services rendered and payments on accounts payable during the period September 1, 1997, through August 31, 1998, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 1,369,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 2,322,000 restricted common shares issued. Common shares that were issued and for which no performance was received, 2,750,000 shares, were valued at par value, $.01 per share. For the 2,750,000 shares of common stock issued for which no performance was received a stop has been placed on the stock certificates with the Company's stock transfer agent.



       The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $153,160, has primarily been expensed as $122,020 in consulting fees and $31,140 in general and administrative expenses during the year ended August 31, 1998. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.



       During the six month period from September 1, 1996, through February 28, 1997, Leggoons, Inc., prinicpal stockholder, James S. Clinton, provided the operating capital needed to fund operations. During the six month period from March 1, 1997, through August 31, 1997, operations were funded via advances from HPOS and by issuing common stock for funds and services rendered. During the period March 1, 1997, through August 31, 1997, the Company issued 4,710,234 shares of common stock for services rendered. For the 2,999,734 shares of common stock issued for services rendered during the period March 1, 1997, through May 31, 1997, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 520,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 1,725,734 restricted common shares issued. Common shares that were issued and for which no performance was received, 754,000 shares, were valued at par value, $.01 per share. For the 1,710,500 shares of common stock issued for services rendered during the period June 1, 1997, through August 31, 1997, an average closing stock price of $.20 was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions..



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



       The common shares of stock issued for noncash consideration were, in some cases, given for past services rendered to HPOS in developing its' product.



       The management of the Company is continuing its search for additional private investors to provide the funds needed to fund day to day operations. It is also the goal of management to register and complete additional public stock offerings of its common stock.



       The Company has an accumulated deficit of $5,467,602. The Company's losses from operations and inability to generate sufficient cash flow from normal operations to meet its obligations as they come due raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence is dependent upon future developments, including obtaining financing and achieving a level of profitable operations sufficient to enable it to meet its obligations as they become due.



       Plan of Operations



       The plan of the Company is to establish partners in countries including, but not limited to, the United Kingdom, China, Mexico, Australia and South Africa with the stated goal being the establishment of the wagering gate between the bank hosts in that country and the gaming operators. The second phase will be the connection between the various countrys' Company wagering gates so that same day per play between countries will be possible.



       Establishing the wagering gate presence involves the linking of Betting, Inc. to both the gaming operators and the bank hosts. In effect, the Company will be a data host processing center whose business is the passing of messages back and forth between the bank hosts and the gaming operators.



       The Company is currently satisfying its cash requirements by issuing Betting, Inc. common stock for services rendered. The Company intends to issue Betting, Inc. common stock at some point in the future to satisfy a $237,000 obligation to the designer and developer of the Merchant Response Software used with the Company's hardware products. The $237,000 obligation is included in accounts payable at August 31, 1998.



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



       As of March 31, 1999, the settlement agreement has not been executed by all parties. If, and when, this settlement agreement is executed the Company will be able to determine how any proceeds of the settlement agreement affect its plan of operations for the next twelve months. There can be no assurance that a settlement agreement will be executed and the shareholders will receive any proceeds.



       Year 2000 Issue



       Most companies have computer systems that use two digits to identify a year in the date field (e.g. "99" for 1999). These systems must be modified to handle turn-of-the century calculations. If not corrected, systems failures or miscalculations could occur, potentially causing disruptions of operations, including, among other things, the inability to process transactions or engage in other normal business activities. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant.



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



Item 7.   Financial Statements



       Financial statements as of and for the year ended August
       31, 1998, and for the year ended August 31, 1997 are presented in a separate section of this report following
       Part IV.



Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure



       N/A



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



Item 10.  Executive Compensation



       The following table sets forth information concerning compensation paid by BETTING, INC. for services rendered during fiscal year 1998, 1997, and 1996 for the Chief Executive Officer and for each of the Company's other executive officers whose annual salary and bonus exceeds $100,000.













Summary Compensation Table



Name and     Year  Salary ($)        Bonus ($)         Other ($)         Stock ($)         SARs(#) ($)       Options/ ($)      Comp.
Principal
Position
Thomas       1998  -0-               -0-               -0-               -0-               -0-               -0-               -0-
Hughes
Thomas       1997  -0-               -0-               -0-               375,000           -0-               -0-               -0-
Hughes/
James S.     1996  -0-               -0-               -0-               -0-               -0-               -0-               -0-
Clinton,
President
and
Chief Execu-
tive Officer

       Perquisites  and  other  personal  benefits  are   omitted
       because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management

The following table sets forth, as of August 31, 1998, the beneficial ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock.



Name and Address of                 Amount and Nature of    Percent of Class
Beneficial Owner                    Beneficial Ownership
James S. Clinton                    1,417,000(1)            18.0%
30 Ginger Cove Road
Valley, NE  68064

Thomas S. Hughes                    1,000,000               12.7%
31310 Eaglehaven Circle
Rancho Palos Verdes, CA 90275

1    On January  24,  1996, Mr. Larry Langston entered into an Option
           Agreement with Steven Walters, a former officer and director of Leggoons, Inc., which grants Mr. Walters an option to purchase 261,500 of Mr. Langston's common stock shares. The option price is $100,000, the option may not be exercised prior to November 23, 1996, and expires on July 24, 1997. Mr. Walters, in turn, has assigned the right to purchase 130,750 of such shares to the Claude E. Clinton Family Trust for
           which   Mr.  Clinton,  an  officer  and  director   of
           Leggoons,  Inc., acts as Trustee (Mr. Clinton  is  not
           the beneficiary of the trust but has the right to vote the shares) in consideration of $50,000 cash and
           a  loan to Mr. Walters in the amount of $50,000.   The
           option  was  exercised by Mr. Walters.   However,  the
           shares are not included in the total shares for  James
           S. Clinton due to the additional shares being issued after August 31, 1998.

       The following table shows, as of August 31, 1998, certain information with respect to BETTING, INC. Common Stock beneficially owned by directors and executive officers of the Company. Unless otherwise noted, all shares are owned directly or indirectly with sole voting and investment power.



Name and Address of                 Amount and Nature of    Percent of Class
Beneficial Owner                    Beneficial Ownership
Thomas S. Hughes                    1,000,000               12.7%
31310 Eaglehaven Circle
Rancho Palos Verdes, CA 90275
All officers and                    1,000,000               12.7%
directors as a group
(1 individual)

1 Shares reported include shares owned by spouses of officers and directors. No options to acquire any BETTING, INC. common stock are owned by any officer or director.

Item 12.  Certain Relationships and Related Transactions

       During the years ended August 31, 1998 and 1997, the salient details of certain transactions which occurred between the Company and its officers and directors are set forth below. With respect to each such transaction, the Company believes that the terms of each transaction were approximately as favorable to the Company as could have been obtained from an unrelated third party.



       The Company utilized cash accounts maintained by HPOS to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS. At
       August 31, 1998, the net result of these transactions is a payable to HPOS of $18,969.



       The Company issued 750,000 shares of restricted common stock to James S. Clinton as full payment for an amount due to stockholder of $35,135.



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





                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

       (a) Index to Financial Statements and Schedules

       See index to financial statements and supporting schedules on page 13 of this annual report on Form 10-
       KSB.

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

10.1 Assignment for Benefit of Creditors, incorporated by reference to Exhibit 10.1 of Leggoons, Inc., Form 8-K filed on June 27, 1996.

BETTING, INC.

(Formerly Leggoons, Inc.)

Independent Auditor's Report

Financial Statements

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

George Brenner
CERTIFIED PUBLIC ACCOUNTANT
9300 WILSHIRE BOULEVARD, SUITE 490

                 BEVERLY HILLS CALIFORNIA 90212

                        AUDITOR'S REPORT



     Board of Directors

     Betting, Inc.

     Rancho Palos Verdes

     I have audited the accompanying balance sheet of Betting, Inc. as of August 31, 1998 and the related statements of operations, changes in stockholders' equity, (deficit), and cash flows for the years ended
     August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.



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



     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Betting, Inc. as of August 31, 1998, and the results of its operations and its cash flows for the years ended August 31, 1998 and 1997, in conformity with generally accepted accounting principles.



     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 8A
     ("Continued Existence") to the financial statements, the Company's recurring losses from operations and inability to generate sufficient cash flow from normal operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8A.
     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



     As discussed in Note 8B ("Common Stock Issued in
     Excess of Authorized Shares") the Company is attempting to convert excess shares of common shares issued to preferred shares. The effect, if any, of this uncertainty on the future operations of the Company cannot presently be determined.



     Very truly yours,
     /s/ George Brenner

     George Brenner, CPA
     April 7, 1999
     Beverly Hills, California

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                          BALANCE SHEET





                                           August 31, 1998
ASSETS
Current Assets:
Cash                                        $0
Total current assets                       0
Total Assets                               $0
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities:
Accounts payable                            $283,971
Due to related party                        18,969
Commissions payable                         21,400
Total current liabilities                  324,340
Contingencies (Note 8)
Stockholders' Equity (Deficit):
Common stock, $.01 par value, authorized   142,842
10,000,000 shares; issued and outstanding,
14,284,234 (Note 8b)
Preferred stock, $.01 par value,
authorized 5,000,000 shares; issued and
outstanding - none (Note 8b)
Additional paid-in capital                 5,000,420
Accumulated deficit                        (5,467,602)
Total stockholders' equity (deficit)       (324,340)
Total Liabilities and Stockholders' Equity $0
(Deficit)

 See accompanying notes to financial statements and accompanying auditor's report

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF OPERATIONS


                                 Year Ended August  Year Ended
                                 31, 1998           August 31,
                                                    1997
Revenue                          $0                 $0
Operating Expenses (Note 4)
Consulting Fees                   122,020            565,740
General and Administrative        74,948             175,774
Expenses
Research and Development          0                  450,331
Expenses
Software Development Costs        0                  507,600
Total Operating Expenses         (196,968)          (1,699,445)
Net Loss (Note 1)                $(196,968)$        (1,699,445)
Net Loss per Common Share        $(.02)             $(.41)
Weighted Average Common Shares   10,994,465         4,106,620
Outstanding

 See accompanying notes to financial statements and accompanying auditor's report

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                    Number of common  Par value         Preferred stock   Additional paid-  Accumulated       Stockholders'
                    shares                                                in capital        deficit           equity (deficit)
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

2,999,734 shares
of  Common stock
(1) (Non-Cash
Transactions)

Issuance of         1,710,500         17,105            0                 324,995           0                 342,100
1,710,500 shares
of Common stock at
$.20 per share
(Non-Cash
Transactions)

Net loss            0                 0                 0                 0                 (1,699,445)       (1,699,445)

Balance at August   7,843,234         $78,432           $0                $4,855,535        ($5,270,634)      ($336,667)
31, 1997

Issuance of         6,441,000         64,410            0                 144,885           0                 209,295
6,441,000 shares
of  Common stock
at various $ per
share [1] (Non-
Cash Transactions)

Net loss            0                 0                 0                 0                 (196,968)         (196,968)

Balance at August   14,284,234        $142,842          $0                $5,000,420        ($5,467,602)      ($324,340)
31, 1998

(1) S-8 common shares valued at market value on day of issuance; Restricted common shares valued at market value on day of issuance less 50% discount; Common shares for which no performance was received valued at par value of $.01 per common share.

 See accompanying notes to financial statements and accompanying auditor's report

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                    STATEMENTS OF CASH FLOWS



                                Year Ended August   Year Ended August
                                31, 1998            31, 1997
Operating Activities
    Continuing operations:
Net loss (Note 7)               $(43,808)           $(401,640)

Changes in assets and
liabilities:
Accounts payable                 21,793              270,839

Commissions payable              3,001               18,399

Cash Used in Operating          (19,014)            (112,402)
Activities

     Financing Activities
Continuing operations:
Proceeds from additional         18,969              26,947
borrowings from stockholder

Proceeds from issuance of        0                   85,500
common stock

Cash Provided by Financing      18,969              112,447
Activites
Net Increase (Decrease) in      (45)                45
Cash

Cash at Beginning of Year       45                  0
Cash at End of Year             $0                  $45

Supplemental Disclosures:

The Company paid $0 and $0 for interest for the years ended
August 31, 1998 and 1997, respectively. The following summarizes noncash investing and financing transactions:



Year Ended August 31,                                        1998

Issuance of 5,341,000 shares of common stock for services    $153,16
rendered                                                     0

Issuance of 750,000 shares of common stock for payment on    35,135
due to stockholder

Issuance of 350,000 shares of common stock for payment on    21,000
accounts payable

Year Ended August 31,                                        1997

Issuance of 4,710,234 shares of common stock for services    $1,297,805
rendered


 See accompanying notes to financial statements and accompanying auditor's report

                          BETTING, INC.
                    (formerly Leggoons, Inc.)
                  NOTES TO FINANCIAL STATEMENTS
              Years ended August 31, 1998 and 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Betting, Inc. (the "Company") is positioning itself to facilitate same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. These transactions are being effected with electronic equipment that allows self service pay per play and no actual communications between the player and the gaming operator. These type of transactions will be originating from homes, offices, and public walk in locations. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgment of the transaction and then pass on this gaming acknowledgment to the bank host processing center that has been standing by for this information and has already completed the bank authorization of the pay per play transaction. The business model of the Company is to receive a fee per transaction paid to Betting, Inc. by the bank host processing center at the moment of the transaction. In general, this fee will be from between 2% to 6% of the wager placed on a pay per play or a $6 flat fee in the case of an account being opened. The Company has many characteristics commonly associated with a development stage company. A development stage company devotes substantially all of its efforts to establishing a new business and its planned principal operations either (a) have not commenced or (b) have commenced, but have not produced any significant revenue. However, due to the company's previously established operation as a public shell, a development stage company presentation is not appropriate for these financial statements.

Leggoons, Inc., was engaged in the design, manufacture and distribution of apparel and related accessories which were sold to better specialty and department stores nationwide under the brands: Leggoons, CPO by Leggoons, John Lennon Artwork Apparel and Snooggel. On January 19, 1996, Leggoons, Inc., adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, Leggoons, Inc., discontinued production on April 30, 1996, and intended to either sell or liquidate the operations within twelve months of that date. On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for Benefit of Creditors." An Assignment is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation named Leggoons, Inc. II, is required to properly, timely and orderly dispose of all remaining assets for the benefit of creditors. Leggoons, Inc., continued to maintain its status as a shell corporation.

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

                See accompanying auditor's report

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

DEFERRED INCOME TAXES

Deferred income taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. If it is more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is recorded. (See Note 2)

USE OF ESTIMATES

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

                See accompanying auditor's report

(2)  INCOME TAXES

Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1998, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, and losses of approximately $197,000 during the year ended August 31, 1998. These losses, totaling $4,655,000 may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

(3)  COMMON STOCK WARRANTS

The Company had outstanding warrants to purchase approximately
900,000 shares of common stock. The warrants were exercisable at $3.75 per share and expired on November 18, 1997.

(4)  STOCKHOLDERS' EQUITY (DEFICIT)

During the period September 1, 1997, through August 31, 1998, the Company issued 6,441,000 shares of common stock for services rendered and payments on accounts payable. For the shares of common stock issued for services rendered during the period September 1, 1997, through August 31, 1998, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 1,369,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 2,322,000 restricted common shares issued. Common shares that were issued and for which no performance was received, 2,750,000 shares, were valued at par value, $.01 per share. For the 2,750,000 shares of common stock issued for which no performance was received a stop has been placed on the stock certificates with the Company's stock transfer agent.

For the period September 1, 1997, through August 31, 1998, the financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $153,160, has primarily been expensed as $122,020 in consulting fees and $31,140 in general and administrative expenses during the year ended August 31, 1998. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

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

For the period September 1, 1996, through August 31, 1997, the financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $1,297,805, has primarily been expensed as $304,240 in consulting fees, $445,128 in research and development costs, $500,000 in software development costs and $48,437 in general and administrative expenses during the year ended August 31, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

                See accompanying auditor's report

(5)  RELATED PARTY TRANSACTIONS

COMMON STOCK ISSUED

The Company issued 1,000,000 shares of restricted common stock to Thomas S. Hughes during the year ended August 31, 1997. The
Company did not receive any cash consideration for this common stock issuance and was valued at $375,000. See Note (4).

The Company issued 286,234 shares of restricted common stock to former asscoiates of Thomas S. Hughes at a company called Betts, Inc. The restricted common shares were valued at $41,864.

TRANSACTIONS WITH HPOS

The Company utilized cash accounts maintained by HPOS to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS. At August 31, 1998, the net result of these transactions is a payable to HPOS of $18,969.

DUE TO STOCKHOLDER

The Company had a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997. This was paid in full by the issuance of 750,000 shares of restricted common stock during the year ended August 31, 1998.

(6)  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 1998 and 1997, the Company recorded adjustments that increased its net loss by approximately $27,500 and$1,558,000, respectively. These adjustments were primarily related to the issuance of common stock for no cash consideration.

 (7) CASH FLOW AND INCOME STATEMENT RECONCILIATION

The following reconciles noncash financing transactions for the years ended August 31, 1998 and August 31, 1997:



                                           1998              1997
Net loss from Continuing Operations        $43,808           401,640
Issuance of common stock for Consulting    153,160           1,297,805
Fees and General and Administrative
Expenses
Income Statement Net Loss                  $196,968          $1,699,445

                See accompanying auditor's report

(8) CONTINGENCIES

(A) CONTINUED EXISTENCE

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has shown a significant loss from operations and has negative working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue.

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

(B) COMMON STOCK ISSUED IN EXCESS OF AUTHORIZED SHARES

During the year ended August 31, 1998, the Company issued a total of 6,441,000 shares of common stock. This has resulted in the total issued common shares exceeding the 10,000,000 common shares authorized by 4,284,234 common shares. Most of these shares were to have been preferred stock. Due to an error that was discovered after the close of the year, however, all of the shares were issued as common shares, resulting in the Company issuing more common shares than its articles of incorporation authorize. The Company is in the process of "recalling" these certificates totaling 4,550,000 shares and replacing them with preferred certificates. The net result will not be significantly different. Holders of preferred shares will have a priority over common stockholders with respect to dividends and liquidation rights, but no dividends are required or anticipated. The preferred stockholders will have voting rights equal to those of the common stockholders. The stockholders' equity (deficit) section of the balance sheet then would be restated as follows to take into account the preferred stock:



                          August 31, 1998   Proforma          Restated August
                                            Adjustment        31, 1998
Stockholders' Equity
(Deficit):
Common stock, $.01 par    $142,842          $(45,500)         $97,342
value, authorized
10,000,000 shares;
issued and outstanding,
9,734,234
Preferred stock, $.01     0                 45,500            45,500
par value, authorized
5,000,000 shares; issued
and outstanding -
4,550,000
Additional paid-in        5,000,420         0                 5,000,420
capital
Accumulated deficit       (5,467,602)       0                 (5,467,602)
Total stockholders'       $(324,340)        $0                $(324,340)
equity (deficit)

(9) SUBSEQUENT EVENTS (UNAUDITED)

CONSENT DECREE ENTERED WITH SECURITIES AND EXCHANGE COMMISSION

The Company has not, to the date of this report, filed necessary quarterly or annual reports with the United States Securities and Exchange Commission (the "SEC") since May 31, 1998. This constitutes a violation by the Company of a provision of the Securities Exchange Act of 1934, as amended. The Company entered into a consent decree with the SEC by which the Company agreed to file all necessary reports by April 9, 1999, and agreed to file all required reports with the SEC on a timely basis in the future.

                See accompanying auditor's report

                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 1999.

BETTING, INC.

By:  /s/ Thomas S. Hughes
     Thomas S. Hughes
     Chairman of the Board,President
     and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas S. Hughes
    Thomas S. Hughes
    Chairman of the Board,        Date   April 7, 1999
    President, Chief Financial
    Officer and Director

/s/ Jack M. Hall
    Jack M. Hall
    Director                      Date   April 7, 1999





/s/ D. Diane Hewitt
    D. Diane Hewitt
    Director                      Date  April 7, 1999