Form 10QSB
period 1998-11-30
BETTING INC
filed 1999-04-09
CIK 911934

13

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 1998


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



 Yes            No     X





Number of shares of common stock outstanding as of November 30,
1998:     14,475,234



Transitional Small Business Disclosure Format (Check one): Yes
No   X

                  PART I-FINANCIAL INFORMATION



Item 1.             Financial Statements

                          BETTING, INC.
                         BALANCE SHEETS


                                       November 30,      August 31, 1998
                                       1998 (Unaudited)  (Audited)
               ASSETS
Cash                                    $11,995           $0
Total Assets                           $11,995           $0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                        $283,971          $283,971
Due to related party                    18,969            18,969
Commissions payable                     21,400            21,400
Total current liabilities              324,340           324,340
Commitments and Contingencies (Note
10)
Stockholders' Equity (Deficit):
Common stock, $.01 par value,           144,752           142,842
authorized 10,000,000 shares; issued
and outstanding,14,475,234 and
14,284,234 (Note 10b)
Preferred stock, $.01 par value,        -                 -
authorized 5,000,000 shares; issued
and outstanding - none
Additional paid-in capital              5,018,560         5,000,420
Accumulated deficit                     (5,475,657)       (5,467,602)
Total stockholders' equity (deficit)   (312,345)         (324,340)
Total Liabilities and Stockholders'    $11,995           $0
Equity (Deficit)

See accompanying notes to interim financial statements

                          BETTING, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                               Three Months Ended      Three Months
                               Nov. 30, 1998           Ended Nov. 30,
                                                       1997
General and Administrative     $8,055                  $94,693
expenses
Total Operating Expenses       (8,055)                 (94,693)
Net loss                       $(8,055)                $(94,693)
Net loss per common share      $(.00)                  $(.01)
Weighted average shares        14,316,067              9,917,734
outstanding

See accompanying notes to interim financial statements

                          BETTING, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                         Three Months   Three Months
                                         Ended Nov. 30, Ended Nov. 30,
                                         1998           1997
 Cash Flows From Operating Activities
Net loss (Note 9)                        $(5)           $(12,103)
Changes in assets and liabilities:
Accounts payable                          0              0
Commissions payable                       0              0
Cash Used in Operating Activities        (5)            (12,103)
 Cash Flows From Financing Activities:
Proceeds from additional borrowings      0              0
from stockholder
Proceeds from issuance of common stock   12,000         0
Proceeds from borrowings from related    0              12,094
party
Cash provided by financing activities    12,000         12,094
Net decrease in cash                     11,995         (9)
Cash at beginning of period              0              45
Cash at end of period                    $11,995        $36

Supplemental Disclosures:

The Company paid $0 and $0 for interest for the three months ended November 30, 1998 and 1997, respectively.

The following summarizes noncash investing and financing transactions:



Three Months Ended November 30,                           1998
Issuance of 161,000 shares of common stock for services   $8,050
rendered

Three Months Ended November 30,                           1997
Issuance of 1,769,000 shares of common stock for          $82,590
services rendered
Issuance of 750,000 shares of common stock for due to     35,135
stockholder
Issuance of 350,000 shares of common stock for accounts   21,000
payable

See accompanying notes to interim financial statements.

                          BETTING, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.   Unaudited Interim Periods:

The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the company's Annual Report Form 10-KSB/A filed with the SEC on April 8, 1999.

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

Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, losses of approximately $197,000 during the year ended August 31, 1998, and losses of approximately $8,000 during the three months ended November 30, 1998. These losses, totaling $4,663,000, may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

5.   Due to Stockholder

The Company had a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997. This payable was paid in full during the three months ended November 30, 1997, by the issuance of 750,000 shares of restricted common stock.

6.   Due to Related Party

The Company utilizes cash advances from HPOS/E.T.T. to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS/E.T.T. The amount advanced during the three months ended November 30, 1998 and 1997, was $0 and $12,094, respectively.

7.   Accumulated Deficit:

As a result of the termination of the Company's S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $5,475,657 of deficit on the balance sheet at November 30, 1998, is the result of operations from November 18, 1993, to November 30, 1998.

8.   Stockholders Equity:

During the period September 1, 1998, through November 30, 1998, the Company issued 161,000 shares of common stock for services rendered. The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $8,050, has been expensed as consulting fees during the three months ended November 30, 1998.

During the period September 1, 1997, through November 30, 1997, the Company issued 2,869,000 shares of common stock for payments on accounts payable and services rendered. For the 1,769,000 shares of common stock issued for services rendered during the period September 1, 1997, through November 30, 1997, the closing "market" stock price was used to determine "fair market value" of the 569,000 unrestricted common shares issued; the closing "market" stock price less a 50% discount was used to determine "fair market value" of the 1,200,000 restricted common shares issued. The financial value of the common stock issued for no cash consideration is required to be expensed by the Company.
The "fair market value" of such common stock issued, $82,590, has primarily been expensed as $63,450 in consulting fees, $7,140 in legal fees, and $12,000 in general and administrative expenses during the three months ended November 30, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

9.   Cash Flow and Income Statement Reconciliation



The following reconciles noncash financing              November 30,      November 30,
transactions for the three months ended:                1998              1997
Net loss                                                $5                $12,103
Issuance of common stock for Consulting Fees and        8,050             82,590
General and Administrative Expense
Income Statement Net Loss                               $8,055            $94,693

10.  Contingencies

(a) Going Concern

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


                                          November 30,      Proforma          Restated
                                          1998              Adjustment        November 30,
                                                                              1998
Stockholders' Equity (Deficit):
Common stock, $.01 par value, authorized
10,000,000 shares; issued and              $144,752          $(45,500)         $99,252
outstanding, 9,925,234
Preferred stock, $.01 par value,           0                 45,500            45,500
authorized 5,000,000 shares; issued and
outstanding - 4,550,000
Additional paid-in capital                 5,018,560         0                 5,018,560
Accumulated deficit                        (5,475,657)       0                 (5,475,657)
Total stockholders' equity (deficit)      $(312,345)        $0                $(312,345)

Item 2.      PLAN OF OPERATIONS

General:

The Company had virtually no operations during the quarterly period ended November 30, 1998, due to the unavailability of funds. Near the end of the quarterly period ended November 30, 1998, the Company received cash from the sale of its common stock to a private investor. These funds will be used for operations during the quarterly period ending February 28, 1999. The primary general and administrative expenses incurred during the quarterly period ended November 30, 1997, were consulting fees, legal fees, office expenses and stock expenses.

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

On February 18, 1997, Betting, Inc., entered into an Agreement to License Assets from Home Point of Sales, Inc.(HPOS). HPOS is a privately held corporation focused on the emergence of the Personal Encrypted Remote Financial Electronic Card Transactions industry. This industry provides consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions. Management believes the proprietary technology and the large demand for wagering opportunities in today's marketplace will combine to generate substantial sales for the Company over the medium term.

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

As of the date of these financial statements the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into amendment(s) of the original agreement that provide for an extension of the cancellation deadline from February 10, 1998, to September 1, 1999, subject to certain conditions specified in the agreement. As of the date of these financial statements, none of the conditions have been met. All conditions set forth in the original agreement need to be met on or before September 1, 1999.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

Thomas S. Hughes, Chairman of HPOS, became Chairman and President of the Company on March 1, 1997. He will focus on procedures, policies and state approvals to begin home lottery, off track betting, casino and sports ATM card and SMART card wagering.

The Company had not, to the date of this report, filed all necessary quarterly or annual reports on a timely basis with the United States Securities and Exchange Commission (the "SEC"). This constitutes a violation by the Company of a provision of the Securities Exchange Act of 1934, as amended. The Company entered into a consent decree with the SEC by which the Company agreed to file all necessary reports by April 9, 1999, and agreed to file all required reports with the SEC on a timely basis in the future. The filing of this report brings the Company up to date with the SEC on all necessary quarterly and annual reports.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits  -  None.

(b)  Reports on Form 8-K  - None

                           SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BETTING, INC.
By:  /s/ Thoms S. Hughes
Thomas S. Hughes

     President

Date:  April 7, 1999