Form 10QSB
period 1999-02-28
BETTING INC
filed 1999-05-28
CIK 911934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  February 28, 1999

Commission file number:  33-68570



BETTING, INC.
(Exact name of registrant as specified in its charter)


MISSOURI		43-1239043
(State of incorporation)	(IRS Employer Identification number)

31310 Eaglehaven Center, Suite 10
Rancho Palos Verdes, California  90275
(Address of principal executive offices and Zip Code)

(310) 541-4393
(Registrants telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes				No		X

Number of shares of common stock outstanding as of February 28, 1999:
14,354,798


Transitional Small Business Disclosure Format (Check one): Yes
No	X

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

		BETTING, INC.
		BALANCE SHEETS

		February 28,	August 31,
			 1999			 1998
	ASSETS	(Unaudited)	(Audited)

Cash		$	22,510	$	0

Total Assets	$	22,510	$	0

			LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities:
	Accounts payable	$	280,316	$	283,971
	Due to related party	35,569	18,969
	Commissions payable	57,400	21,400

			Total current liabilities		373,285		324,340


Commitments and Contingencies (Note 10)

Stockholders Equity (Deficit):
	Common stock, $.01 par value, authorized
		10,000,000 shares; issued and outstanding,14,354,798
		and 14,284,234 at February 28, 1999 and 1998,
		respectively	143,548	142,842
	Preferred stock, $.01 par value, authorized 5,000,000
		shares; issued and outstanding - none	     -	-
	Additional paid-in capital	5,157,064	5,000,420
	Accumulated deficit		      (5,651,387)		(5,467,602)
			Total stockholders equity (deficit)		(350,775)
	(324,340)
	Total Liabilities and Stockholders Equity (Deficit)	$	22,510	$
	0




See accompanying notes to interim financial statements


BETTING, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	  Six Months Ended
	February 28,	February 28
	1999   1998	1999   1998

General and
	  Administrative expenses	$	175,730	$	48,775	$
	183,785	$	143,468

Total Operating Expenses 	 	(175,730)		(48,775)
	(183,785)		(143,468)

Net loss 		(175,730)		(48,775)	$(183,78
$(143,468)
Net loss per common share	$	(.01)	$	(.00)	$	(.01)	$	(.01)

Weighted average shares outstanding	14,316,067	11,062,234	14,316,067
	10,489,984

































See accompanying notes to interim financial statements


BETTING, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended
		February 28 February28
			1999			1998
Cash Flows From Operating Activities
	Net loss (Note 9)	$	(175,735)	$	(25,128)
		Changes in assets and liabilities:
			Accounts payable		(3,655)		7,999
			Commissions payable		36,000		3,001

	Cash Used in Operating Activities		(143,390)		(14,128)

Cash Flows From Financing Activities:
	Proceeds from additional borrowings from stockholder        	0
	0
	Proceeds from issuance of common stock	149,300	0
	Proceeds from borrowings from related party		16,600
	15,694

	Cash provided by financing activities		165,900		15,694
Net increase in cash	22,510	1,566
Cash at beginning of period		0		45

Cash at end of period	$	22,510	$	1,611




Supplemental Disclosures:

The Company paid $0 and $0 for interest for the six months ended
February 28, 1999 and 1998, respectively.

The following summarizes noncash investing and financing transactions:

Six Months Ended February 28, 1999
Issuance of 161,000 shares of common stock for services rendered

$8,050

Six Months Ended February 28, 1998
Issuance of 1,769,000 shares of common stock for services rendered

$82,590

Issuance of 750,000 shares of common stock for due to stockholder
35,135

Issuance of 350,000 shares of common stock for accounts payable

21,000

See accompanying notes to interim financial statements.

BETTING, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.	Unaudited Interim Periods:

The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. In the opinion of the Companys management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal and recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the companys Annual Report Form 10-KSB/A filed with the SEC on April 8, 1999.

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

	Effective September 1, 1987, the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As such, the Companys taxable income or loss was included in the individual tax returns of its shareholders for Federal and State income tax purposes. Upon the closing of the public stock offering on November 18, 1993, the Company terminated its Subchapter S election.

	Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August
31, 1997, losses of approximately $197,000 during the year ended
August 31, 1998, and losses of approximately $183,000 during the six months ended February 28, 1999. These losses, totaling
$4,838,000, may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

5.	Due to Stockholder

	The Company had a due to stockholder payable to James S. Clinton, former Chairman of Leggoons, Inc., in the amount of $35,135 for advances made to Leggoons, Inc., prior to March 1, 1997.  This payable was paid in full during the six months ended February 28,
1998, by the issuance of 750,000 shares of restricted common stock.
6.	Due to Related Party

	The Company utilizes cash advances from HPOS/E.T.T. to fund day to day operations of the Company. Thomas S. Hughes is the Chairman of both the Company and HPOS/E.T.T.

7.	Accumulated Deficit:

	As a result of the termination of the Companys S Corporation status on November 18, 1993, the accumulated deficit of $1,168,375 incurred through that date was closed out against additional paid-in capital. The $5,651,387 of deficit on the balance sheet at February 28, 1999, is the result of operations from November 18, 1993, to February 28, 1999..

8. Stockholders Equity:


	During the period September 1, 1998, through February 28, 1999, the Company issued 161,000 shares of common stock for services rendered. The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The fair market value of such common stock issued, $8,050, has been expensed as consulting fees during the six months ended February
28, 1999.

	During the period September 1, 1997, through November 30, 1997, the Company issued 2,869,000 shares of common stock for payments on accounts payable and services rendered. For the 1,769,000 shares of common stock issued for services rendered during the period
September 1, 1997, through November 30, 1997, the closing market stock price was used to determine fair market value of the 569,000 unrestricted common shares issued; the closing market stock price less a 50% discount was used to determine fair market value of the 1,200,000 restricted common shares issued. The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The fair market value of such common stock issued, $82,590, has primarily been expensed as $63,450 in consulting fees, $7,140 in legal fees, and $12,000 in general and administrative expenses during the three months ended November 30, 1997. Some of the common stock shares issued were registered with the Securities and Exchange Commission using Form S-8 Registration Statements.

9.	Cash Flow and Income Statement Reconciliation

The following reconciles noncash financing transactions for the six months ended February 28, 1999:

	Net loss								 $  175,735
       Issuance of 161,000 shares of
       common stock for Consulting Fees
8,050

	Income Statement Net Loss					  $  183,785

The following reconciles noncash financing transactions for the six months ended February 28, 1998:

	Net loss								$    25,128

Issuance of 2,469,000 shares of common stock for Consulting Fees, and General and Administrative Expense
118,340

	Income Statement Net Loss					  $  143,468


10.	Contingencies

(a) Going Concern
	The Companys financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has shown a significant loss from operations and has negative working capital and a stockholders deficit. This raises substantial doubt about the Companys ability to continue.

The Companys continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital and ultimately upon achieving profitability. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow. Management is committed to developing the product and continues to receive small amounts of funding from private investors. It is the goal of management to receive additional funding from an additional public offering of its common stock within twelve months.

There is no assurance that the Company can achieve the profitability and positive liquidity discussed above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(b) Common Stock Issued in Excess of Authorized Shares
During the year ended August 31, 1998, the Company issued a total of 6,441,000 shares of common stock. This has resulted in the total issued common shares exceeding the 10,000,000 common shares authorized by 4,284,234 common shares. Most of these shares were to have been preferred stock. Due to an error that was discovered after the close of the year, however, all of the shares were issued as common shares, resulting in the Company issuing more common shares than its articles of incorporation authorize. The Company is in the process of recalling these certificates totaling 4,550,000 shares and replacing them with preferred certificates. The net result will not be significantly different. Holders of preferred shares will have a priority over common stockholders with respect to dividends and liquidation rights, but no dividends are required or anticipated. The preferred stockholders will have voting rights equal to those of the common stockholders. The stockholders equity (deficit) section of the balance sheet then would be restated as follows to take into account the preferred stock:


		February 28,	Proforma	Restated
		1999	Adjustment	February 28, 1999

Stockholders Equity
(Deficit):
	Common stock, $.01
	par value, authorized
	10,000,000 shares;
	issued and
	outstanding,9,803,834	$143,548	$(45,500)	$98,048

	Preferred stock,
	$.01 par value,
	authorized 5,000,000
	shares; issued
	and outstanding 4,550,000	0	45,500	45,500

	Additional paid
	in capital	5,157,064	0	5,157,064
	Accumulated deficit		(5,651,387)	0(5,651,387)
	Total stockholders
	equity (deficit)	$(350,775)	$     0	$    (350,775)

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FIINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

		The Company had virtually no operations during the three month period ended November 30, 1998, due to the unavailability of funds.
Near the end of the three month period ended November 30, 1998, and during the three month period ended February 28, 1999, the Company received cash from the sale of its common stock to a private investors and from advances to the company by related parties. These funds were used for operations during the three month period ending February 28, 1999. The primary general and administrative expenses incurred during the six month period ended February 28, 1999, were consulting fees of $20,650, legal fees of $17,862, accounting fees of $21,559, license fees of $92,000 and stock expenses of $10,371. The primary general and administrative expenses incurred during the six month period ended
February 28, 1998, were consulting fees, legal fees, office expenses and stock expenses.

Liquidity and Capital Resources.

Net cash used by the Company was $143,390 for the six month period ended February 28, 1999 versus cash used in operating activities of $14,128 in the comparable prior year period.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on February 28, 1999.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Companys ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Companys Year 2000 plans are based on managements best estimates.


Forward Looking Statements.

The foregoing Managements Discussion and Analysis contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Companys business strategies, continued growth in the Companys markets, projections, and anticipated trends in the Companys business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Companys expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companys control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Companys products, competitive pricing pressures, changes in the market price of ingredients used in the Companys products and the level of expenses incurred in the Companys operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update forward looking statements.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Companys stockholders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTING, INC.



Dated: May 25, 1999				By: /s/ Thomas S. Hughes
							Thomas S. Hughes, President


EXHIBIT INDEX


Exhibit No.					Description

3.1	Leggoons, Inc. Articles of Incorporation and Amendments,
incorporated by reference to Exhibit 3.1 of Leggoons, Inc.
Registration Statement on Form S-1 filed on October 28, 1993.

3.2	Leggoons, Inc. Bylaws Amended, incorporated by reference to
Exhibit 3.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993.

4	Class A Warrant Agreement, incorporated by reference to Exhibit
4.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on
October 28, 1993.

10.1	ET&T Host Processing Agreement (see below).

10.2	ET&T Licensing Agreement (see below).

27	Financial Data Schedule (see below).