Form 10KSB/A
period 1998-08-31
ECONNECT
filed 1999-07-01
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST
31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-68570

BETTING, INC. (1)
(Exact name of registrant as specified in its charter)

Missouri (2)						43-1239043
(State or jurisdiction of  incorporation	(I.R.S. Employer
or organization)					Identification No.)

31310 Eaglehaven Center
Suite 10
Rancho Palos Verdes, California			90275
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number:  (310) 541-4393

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value; Class A Warrants

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.  Yes            No    X      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1998: Common Stock, par value $0.01 per share -- $1,785,000. As of August 31, 1998, the registrant had 14,284,234 shares of common stock issued and outstanding.

(1)  Effective on June 4, 1999, the name was changed to eConnect.

(2) Effective on June 1, 1999, the jurisdiction of organization was changed to Nevada.



TABLE OF CONTENTS

PART I
									 PAGE
	ITEM 1.  BUSINESS	3

	ITEM 2.  PROPERTIES	4

	ITEM 3.  LEGAL PROCEEDINGS	5

	ITEM 4.  SUBMISSION TO MATTERS TO VOTE
	OF SECURITY HOLDERS	5

PART II

	ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
	AND RELATED STOCKHOLDER MATTERS	5

	ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

	ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9

	ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	9

PART III

	ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
	REGISTRANT	10

	ITEM 10.  EXECUTIVE COMPENSATION	10

	ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT	11

	ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS	12

PART IV

	ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
	AND REPORTS ON FORM 8-K	14

SIGNATURES	15



PART I.

ITEM 1.  BUSINESS.

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

Item 2.  Description of Property.

Not Applicable

Item 3.  Legal Proceedings.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

0.12
    0
Second Quarter

0.08
    0
Third Quarter

0.15
  0.03
Fourth Quarter

0.20
  0.06




Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended August 31, 1997


High
Low



First Quarter
    8
 5.875
Second Quarter
 8.125
 7.625
Third Quarter
0.8125
0.0625
Fourth Quarter
0.5625
  0.06

(b) Holders of Common Equity

As of August 31, 1998, the Company estimates there were 400 beneficial shareholders of the Company's Common Stock.


(c)  Dividends

The Company has not declared or paid a cash dividend to stockholders since it became a "C" corporation on November 18, 1993. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's
earnings, capital 	requirements and other factors.

Item 6.	Management's Discussion and Analysis of Financial
condition and Results of Operations.

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

During the six month period from September 1, 1996, through February 28, 1997, Leggoons, Inc., principal stockholder, James S. Clinton, provided the operating capital needed to fund operations. During the six month period from March 1, 1997, through August 31, 1997, operations were funded via advances from HPOS and by issuing common stock for funds and services rendered. During the period March 1, 1997, through August 31, 1997, the Company issued 4,710,234 shares of common stock for services rendered. For the 2,999,734 shares of common stock issued for services rendered during the period March 1, 1997, through May 31, 1997, the following valuation policies were used so that a financial value could be assigned to the stock issuance transactions: the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of the 520,000 unrestricted common shares issued; the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of the 1,725,734 restricted common shares issued. Common shares that were issued and for which no performance was received, 754,000 shares, were valued at par value, $.01 per share. For the 1,710,500 shares of common stock issued for services rendered during the period June 1, 1997, through August 31, 1997, an average closing stock price of $.20 was used to determine "fair market value" of each share issued so that a financial value could be assigned to the stock issuance transactions..

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

On July 3, 1996, counsel for Infinitron informed Leggoons,
Inc., that Infinitron does not  intend to proceed with the
transactions contemplated by the Stock Acquisition Agreement.
Counsel for Infinitron stated that the basis for that action was
that he 	noted "a number of irregularities in the relationships
and dealings among the principals of Leggoons and Infinitron, however he did not provide any specifics relating to that allegation. Leggoons, Inc., believes these claims to be baseless and without merit.

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



Item 7.  Financial Statements.

	Financial statements as of and for the year ended August 31, 1998, and for the year ended August 31, 1997 are presented in a separate section of this report following Part IV.

Item 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not Applicable

PART III.

Item 9.	Directors, Executive Officers and Compliance With
Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

Thomas S. Hughes, President/Director.

Mr. Hughes, Age 52, has been President of the Company since March 1997. From 1993 to the present, he has also served as the President of Electronic Transactions & Technologies, a privately held Nevada corporation which developed terminals for wireless home and internet applications.

Jack M. Hall, Secretary/Director.

Mr. Hall, age 72, founded and is currently President of Hall
Developments, a real estate development company he founded in 1991, which employs a staff of 10 people. Mr. Hall spends approximately 20 hours per week searching out strategic alliances for the Company.

Diane Hewitt, Treasurer/Director.

Ms. Hewitt, age 51, has been an interior designer since
1991. Currently she owns and manages her own firm, D. Diane Hewitt Designs. This firm's expertise is churches and employs a staff of five people. Ms. Hewitt currently devotes approximately 25 hours per week in working with the Company's image development and consulting with the Company's advertising firm.

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

Item 10.  Executive Compensation.

The following table sets forth information concerning compensation paid by BETTING, INC. for services rendered during fiscal year 1998, 1997, and 1996 for the Chief Executive Officer and for each of the Company's other executive officers whose annual salary and bonus exceeds $100,000.


Summary Compensation Table

Name and
Principal
Position
Year
Salar
y ($)
Bonus
($)
Other
($)
Stock
($)
SARs(#
) ($)
Options
/ ($)
Compensation
Thomas
Hughes
1998
-0-
-0-
-0-
-0-
-0-
-0-
-0-
Thomas
Hughes/
1997
-0-
-0-
-0-
375,000
-0-
-0-
-0-
James S.
Clinton,
President
and
Chief
Execu-
tive
Officer
1996
-0-
-0-
-0-
-0-
-0-
-0-
-0-



Perquisites and other personal benefits are omitted because they do not exceed either $50,000 or 10% of the total of annual salary and bonus for the named executive officer.

Item 11.	Security Ownership of Certain Beneficial
Owners and Management.

The following table sets forth, as of August 31, 1998, the beneficial ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock.

Name and Address of
Beneficial Owner
Amount and Nature of
Beneficial Ownership
Percent of Class
James S. Clinton
30 Ginger Cove Road
Valley, NE  68064
1,417,0001
18.0%
Thomas S. Hughes
31310 Eaglehaven Circle
Rancho Palos Verdes, CA
90275
1,000,000
12.7%

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

Name and Address of
Beneficial Owner
Amount and Nature of
Beneficial Ownership
Percent of Class
Thomas S. Hughes
31310 Eaglehaven Circle
Rancho Palos Verdes, CA
90275
1,000,000
12.7%
All officers and directors
as a group (1 individual)
1,000,000
12.7%

1Shares reported include shares owned by spouses of officers and directors. No options to acquire any BETTING, INC. common stock are owned by any officer or director.

Item 12.  Certain Relationships and Related Transactions.

During the past two fiscal years, certain transactions which occurred between the Company and its officers and directors are set forth below. With respect to each such transaction, the Company believes that the terms of each transaction were approximately as favorable to the Company as could have been obtained from an unrelated third party:

(1) The Company utilized cash accounts maintained by ET&T to fund day to day operations of the Company over the period of March 1998 through September 1998. At August 31, 1998, the net result of these transactions is a payable to ET&T of $18,969.

 (2) The Company issued 1,000,000 shares of restricted common stock to Thomas S. Hughes during May 1997 in exchange for service rendered to the Company. The Company did not receive any cash consideration for this common stock issuance and has treated this as an expense to the Company of $375,000.

(3) On February 18, 1997, Leggoons, Inc. entered into an Agreement to License Assets from Home Point of Sales, Inc.("HPOS") (now know as Electronic Transactions & Technology - "ET&T")) (this agreement is incorporated by reference at Exhibit 10.1 to this Form SB-2). ET&T is a privately held corporation 70% owned by Thomas S. Hughes, President of the Company, which is focused on the emergence of the Personal Encrypted Remote Financial Electronic Card Transactions industry (although this agreement was entered into prior to Mr. Hughes becoming affiliated with the Company, it is included here since certain of the conditions under that agreement have not been completely fulfilled, as discussed below).

The assets included under this agreement are the following:
(a) The name "Betting, Inc.", as trademarked by HPOS; (b) The Wagering Gate (receive incoming data transfer commands from the Host Center and other competitive Host Centers who have received ATM and SMART card wagering payment from off site home or office locations and then who command the Wagering GATE to alert the recipient gaming companies that they have been paid and to respond back with an acknowledgement of such payment; and, the general promotion and education of home ATM and SMART card wagering over the Internet through the HPOS Secure Computer Keyboard or over the telephone through the HPOS stand alone Infinity unit); (c) the specific application of Wagering with an ATM card or SMART card with the Secure Computer Keyboard (any other uses of the Secure Computer Keyboard, such as Bill Pay or Impulse Purchase that are not Wagering transactions, are not included); (d) the HPOS developed Merchant Response Software for the specific application only of transacting Off Site ATM and Smart card Wagering through the Wagering Gate; and (e) HPOS' interest in the use of and revenue from the HPOS Personal Encrypted Remote Financial Electronic Card transaction relating to the Wagering Business in all HPOS partner countries.

Under terms of this licensing agreement, the Company is to issue 2,900,000 shares of restricted common stock to HPOS in exchange for licensing home ATM card and SMART card wagering technology developed by HPOS. Of this amount, 2,755,000 shares were placed in escrow subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Company is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998 (this escrow agreement is incorporated by reference at Exhibit 10.2 to the Form SB-2).

As of the date of this Form 10-KSB, the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into amendment(s) of the original agreement that provide for an extension of the cancellation deadline from February 10, 1998, to September 1, 1999, subject to certain conditions specified in the agreement. All conditions set forth in the original agreement need to be met on or before September 1, 1999.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

	(4) On April 28, 1997, the Company entered into a Host Processing Agreement with ET&T for the purpose of having ET&T act as the bank host processing for all Company transactions that are sent by terminals that read credit cards or ATM cards (this agreement is incorporated by reference at Exhibit 10.3 to this Form SB-2). ET&T is to charge the Betting, Inc. a fee of $0.25 per transaction or 2.5% of the wager being sent by Betting, Inc. to gaming operators. These transactions are to originate from globally placed Betting, Inc. equipment and/or Betting, Inc. licensed operators.

(5) On March 27, 1998, the Company entered into a License Agreement with ET&T for the purpose of licensing additional technology for processing electronic banking transactions (this agreement is incorporated by reference at Exhibit 10.4 to this Form SB-2). This licensing supplements the technology licensed under the Agreement date February 18, 1997. This agreement states that ET&T licenses the following ET&T products to Betting, Inc. for the exclusive global usage of wagering by PERFECT originated ATM cards, credit cards, and smart cards:

The PayMaster, defined as a stand alone terminal that attaches to phone lines and which calls the ET&T host processing center with bank data.

The SLICK, defined as a stand alone keyboard terminal that attaches to phone lines and call the ET&T host processing center with bank data that has bypassed the Internet.

The PocketPay, defined as a pocket sized terminal and telephone that sends bank data by wireless transmission to the ET&T host processing center.

The TV Pin Pad Remote, defined as a set top box and TV remote that sends bank data by landline dial up transmission to the ET&T host processing center.

Each ET&T product is exclusively licensed to Betting, Inc. on a global basis for the application of PERFECT wagering at a licensing fee of $2,000,000 each. This fee is being paid by the Company at the rate of $30,000 per month. The duration of the exclusive license is 20 years.

PART IV.

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) Index to Financial Statements and Schedules
(b) Page

Report of Independent Accountants
	 16

Balance Sheets of the Company as
of August 31, 1998 and August 31, 1997
17

Statements of Operations for the year ended August 31, 1998, the year ended August 31, 1997, and the year ended August 31, 1996
18




Statement of Shareholders' Equity (Deficiency) for the year
ended June 30, 1998, the year ended June 30, 1997, and the year ended June 30, 1996
	 19

Statements of Cash Flows for the year ended June 30, 1998,
the year ended June 30, 1997, and the year ended
June 30, 1996
	20

Notes to Financial Statements
	21

(b) Reports on Form 8-K. There are no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EConnect (formerly known as
Betting, Inc.)



Dated: June 18, 1999			By: /s/ Thomas S, Hughes
		   Thomas S. Hughes, President


Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

         Signature
                    Title
        Date

/s/ Thomas S. Hughes
Thomas S. Hughes



President, Chief Executive
Officer, Director

June 18, 1999

/s/ Jack M. Hall
Jack M. Hall


Director

June 18, 1999

/s/ Diane Hewitt
Diane Hewitt


Director
JUne 18, 1999



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


Current Assets:

Cash
$0
Total current assets
0
Total Assets
$0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts payable
$283,971
Due to related party
18,969
Commissions payable
21,400
Total current liabilities
324,340
Contingencies (Note 8)

Stockholders' Equity (Deficit):

Common stock, $.01 par value, authorized
10,000,000 shares; issued and outstanding,
14,284,234 (Note 8b)
142,842
Preferred stock, $.01 par value, authorized
5,000,000 shares; issued and outstanding - none
(Note 8b)

Additional paid-in capital
5,000,420
Accumulated deficit
(5,467,602)
Total stockholders' equity (deficit)
(324,340)
Total Liabilities and Stockholders' Equity
(Deficit)
$0


See accompanying notes to financial statements and accompanying auditor's report


BETTING, INC.
(formerly Leggoons, Inc.)
STATEMENTS OF OPERATIONS





Year Ended August 31,
1998
Year Ended August 31,
1997
Revenue
$0
$0
Operating Expenses (Note 4)


Consulting Fees
122,020
565,740
General and Administrative Expenses
74,948
175,774
Research and Development Expenses
0
450,331
Software Development Costs
0
507,600
Total Operating Expenses
(196,968)
(1,699,445)
Net Loss (Note 1)
$(196,968)$
(1,699,445)
Net Loss per Common Share
$(.02)
$(.41)
Weighted Average Common Shares
Outstanding
10,994,465
4,106,620


See accompanying notes to financial statements and accompanying auditor's report


BETTING, INC.
formerly Leggoons, Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


Number
of
common
shares
Par
value
Preferred
stock
Additional
paid-in
capital
Accumul
ated
deficit
Stockholders
' equity
(deficit)
Balance
at August
31, 1996
2,787,0
00
27,870
0
3,522,792
(3,571,
189)
(20,527)
Issuance
of
346,000
shares of
Common
stock at
$.25 per
share
(Cash
Transacti
on)
346,000
3,460
0
82,040
0
85,500
Issuance
of
2,999,734
shares of
Common
stock (1)
(Non-Cash
Transacti
ons)
2,999,7
34
29,997
0
925,708
0
955,705
Issuance
of
1,710,500
shares of
Common
stock at
$.20 per
share
(Non-Cash
Transacti
ons)
1,710,5
00
17,105
0
324,995
0
342,100
Net loss
0
0
0
0
(1,699,
445)
(1,699,445)
Balance
at August
31, 1997
7,843,2
34
$78,432
$0
$4,855,535
($5,270
,634)
($336,667)
Issuance
of
6,441,000
shares of
Common
stock at
various $
per share
[1] (Non-
Cash
Transacti
ons)
6,441,0
00
64,410
0
144,885
0
209,295
Net loss
0
0
0
0
(196,96
8)
(196,968)
Balance
at August
31, 1998
14,284,
234
$142,84
2
$0
$5,000,420
($5,467
,602)
($324,340)


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


Year Ended August 31,
1998
Year Ended
August 31, 1997
Operating Activities


Continuing operations:


Net loss (Note 7)
$(43,808)
$(401,640)
Changes in assets and liabilities:


Accounts payable
21,793
270,839
Commissions payable
3,001
18,399
Cash Used in Operating Activities
(19,014)
(112,402)
Financing Activities


Continuing operations:


Proceeds from additional borrowings
from stockholder
18,969
26,947
Proceeds from issuance of common
stock
0
85,500
Cash Provided by Financing
Activities
18,969
112,447
Net Increase (Decrease) in Cash
(45)
45
Cash at Beginning of Year
45
0
Cash at End of Year
$0
$45

Supplemental Disclosures:

The Company paid $0 and $0 for interest for the years ended August 31, 1998 and 1997, respectively. The following summarizes noncash investing and financing transactions:

Year Ended August 31,
1998
Issuance of 5,341,000 shares of common stock
for services rendered
$153,160
Issuance of 750,000 shares of common stock
for payment on due to stockholder
35,135
Issuance of 350,000 shares of common stock
for payment on accounts payable
21,000
Year Ended August 31,
1997
Issuance of 4,710,234 shares of common stock
for services rendered
$1,297,805

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

The Company issued 286,234 shares of restricted common stock to former associates of Thomas S. Hughes at a company called
Betts, Inc.  The restricted common shares were valued at $41,864.

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

(7) CASH FLOW AND INCOME STATEMENT RECONCILIATION

The following reconciles noncash financing transactions for the years ended August 31, 1998 and August 31, 1997:


1998
1997
Net loss from Continuing Operations
$43,808
401,640
Issuance of common stock for
Consulting Fees and General and
Administrative Expenses
153,160
1,297,805
Income Statement Net Loss
$196,968
$1,699,445


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


August 31, 1998
Proforma
Adjustment
Restated
August 31,
1998
Stockholders' Equity
(Deficit):



Common stock, $.01
par value,
authorized
10,000,000 shares;
issued and
outstanding,
9,734,234
$142,842
$(45,500)
$97,342
Preferred stock,
$.01 par value,
authorized 5,000,000
shares; issued and
outstanding -
4,550,000
0
45,500
45,500
Additional paid-in
capital
5,000,420
0
5,000,420
Accumulated deficit
(5,467,602)
0
(5,467,602)
Total stockholders'
equity (deficit)
$(324,340)
$0
$(324,340)

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

EXHIBIT INDEX

Number                               Exhibit Description

3.1	Leggoons, Inc. Articles of Incorporation and Amendments,
incorporated by reference to Exhibit 3.1 of Leggoons, Inc.
Registration Statement on Form S-1 filed on October 28, 1993.

3.2	Leggoons, Inc. Bylaws Amended, incorporated by reference to
Exhibit 3.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993.

4	Class A Warrant Agreement, incorporated by reference to
Exhibit 4.2 of 	Leggoons, Inc. Registration Statement on Form S-
1 filed on October 28, 1993.

10.1	Agreement to License Assets (incorporated by reference to
Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2	Escrow Agreement (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on February 25, 1997).

10.3	ET&T Host Processing Agreement (see below).

10.4	ET&T Licensing Agreement (see below).

27	Financial Data Schedule