Form 10QSB/A
period 1998-11-30
ECONNECT
filed 1999-07-01
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
NOVEMBER 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 33-68570

BETTING, INC. (1)
(Exact name of registrant as specified in its charter)

Missouri (2) 							43-1239043
(State or jurisdiction of  incorporation		I.R.S. Employer
or organization)						Identification No.)

31310 Eaglehaven Center
Suite 10
Rancho Palos Verdes, California                        90275
 (Address of principal executive offices)			(Zip Code)

Registrant's telephone number:  (310) 541-4393

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

 	As of November 30, 1998, the registrant had 14,475,234 shares of common stock issued and outstanding.

	Transitional Small Business Disclosure Format (check one):
Yes          No    X   .


(1)  Effective on June 4, 1999, the name was changed to eConnect.

(2) Effective on June 1, 1999, the jurisdiction of organization was changed to Nevada.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION				 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF NOVEMBER 30, 1998
      AND NOVEMBER 30, 199	3

	STATEMENTS OF OPERATIONS FOR THE THREE
      AND SIX MONTHS ENDED NOVEMBER 30, 1998
	AND NOVEMBER 30, 1997	4

	STATEMENTS OF CASH FLOWS FOR THE SIX
      MONTHS ENDED NOVEMBER 30, 1998 AND
 	NOVEMBER 30, 1997 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	12

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	12

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	12

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
      OF SECURITY HOLDERS	12

	ITEM 5.  OTHER INFORMATION	13

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	13

SIGNATURE	13


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

		BETTING, INC.
		BALANCE SHEETS

		February 28,	August 31,
			 1999			 1998
	ASSETS	(Unaudited)	(Audited)

Cash		$	11,995
	$  0

Total Assets	$	11995
	$	0

			LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
	Accounts payable	$	283,971
	$	283,971
	Due to related party	18,969	18,969
	Commissions payable	21,400	21,400

			Total current liabilities		324,340		324,340


Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
	Common stock, $.01 par value, authorized
		10,000,000 shares; issued and outstanding, 14,475,234
		and 14,284,234 at November 30, 1998 and 1997,
		respectively	144,752	142,842
	Preferred stock, $.01 par value, authorized 5,000,000
		shares; issued and outstanding - none	     -	-
	Additional paid-in capital	5,018,560	5,000,420
	Accumulated deficit		      (5,475,657)		(5,467,602)
			Total stockholders' equity (deficit)		(312,345)		(324,340)
	Total Liabilities and Stockholders' Equity (Deficit)	$
	11,995	$	0





See accompanying notes to interim financial statements

BETTING, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Three Months Ended
                               November 30, 1998    November 30, 1997

General and
	  Administrative expenses	$8,055	     $94,693

Total Operating Expenses 		(8,055)		(94,693)

Net loss 	(8,055)		$(94,693)

Net loss per common share	$   (.00)	$      (.01)

Weighted average shares outstanding	14,316,067	9,917,734
























See accompanying notes to interim financial statements


BETTING, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	                                             Three Months Ended
		   November 30,	November 30,
		  	1998			1997
Cash Flows From Operating Activities
	Net loss (Note 9)		$        (5)		$(12,103)
		Changes in assets and liabilities:
			Accounts payable		0		0
			Commissions payable		           0		          0
	Cash Used in Operating Activities		         (5)		 (12,103)

Cash Flows From Financing Activities:
	Proceeds from additional borrowings from stockholder       0   0
	Proceeds from issuance of common stock	12,000    0
	Proceeds from borrowings from related party		     0   12,094

	Cash provided by financing activities		     12,000		  12,094
Net increase (decrease) in cash	11,995	(9)
Cash at beginning of period                 0		         45

Cash at end of period		$11,950		$         36



Supplemental Disclosures:

The Company paid $0 and $0 for interest for the three months ended November 30, 1998 and 1997, respectively.

The following summarizes noncash investing and financing transactions:

Three Months Ended November 30,		1998
Issuance of 161,000 shares of common
stock for services rendered 		$8,050

Six Months Ended November 30,		1997
Issuance of 1,769,000 shares of common
stock for services rendered 		$82,590

Issuance of 750,000 shares of common
stock for due to stockholder		35,135

Issuance of 350,000 shares of common
stock for accounts payable		21,000


See accompanying notes to interim financial statements

BETTING, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.	Unaudited Interim Periods:

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

	Betting, Inc., has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at August 31, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of Section 382 of the Internal Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, losses of approximately $197,000 during the year ended August 31, 1998, and losses of approximately $9,000 during the three months ended November 30, 1998. These losses, totaling $4,663,000, may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of
Section 382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

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

	During the period September 1, 1998, through February 28, 1999, the Company issued 161,000 shares of common stock for services rendered. The financial value of the common stock issued for no cash consideration is required to be expensed by the Company. The "fair market value" of such common stock issued, $8,050, has been expensed as consulting fees during the three months ended November 20, 1998.

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
9.	Cash Flow and Income Statement Reconciliation

The following reconciles noncash financing transactions for the three months ended November 30, 1998:

	Net loss							$       5
             Issuance of 161,000 shares
of common stock for Consulting Fees				      8,050

	Income Statement Net Loss			 	    $8,055



The following reconciles noncash financing transactions for the three months ended November 30, 1997:

Net loss							   $ 12,103
Issuance of 2,469,000 shares of common
stock for Consulting Fees, and General
and Administrative Expense				      82,590

Income Statement Net Loss				   $94,693

10.	Contingencies

(a)  Going Concern.

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

(b) Common Stock Issued in Excess of Authorized Shares.

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


                         November 30,  Proforma      Restated
1998 Adjustment November 30, 1999

Stockholders' Equity (Deficit):
Common stock, $.01 par value, authorized
10,000,000 shares; issued and outstanding,
9,803,834                   $143,752   $(45,500)      $ 99,252

Preferred stock, $.01 par value, authorized 5,000,000
shares; issued and outstanding - 4,550,000
                                  0       45,500       45,500

Additional paid-in capital     5,018,560      0     5,018,560

Accumulated deficit          (5,475,657)      0	   (5,475,657)
Total stockholders' equity (deficit)
                          $    (312,345)   $  0    $  312,345)



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

The Company had virtually no operations during the quarterly period ended November 30, 1998, due to the unavailability of funds. Near the end of the quarterly period ended November 30,1998, the Company received cash from the sale of its common stock to a private investor. These funds will be used for operations during the quarterly period ending February 28, 1999. The primary general and administrative expenses incurred during the quarterly period ended November 30, 1997, were consulting fees, legal fees, office expenses and stock expenses.

Betting, Inc. is positioning itself to facilitate same as cash ATM card or smart card transactions that are originating from bank host processing centers and are being sent to gaming operators. These transactions are being effected with electronic equipment that allows self service pay per play and no actual communications between the player and the gaming operator. The setype of transactions will be originating from homes, offices, and public walk in locations. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgment of the transaction and then pass on this gaming acknowledgment to the bank host processing center that has been standing by for this information and has already completed the bank authorization of the pay per play transaction.

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

Under terms of the Licensing Agreement, the Company will issue2,900,000 shares of restricted common stock to HPOS in exchange for licensing home ATM card and SMART card wagering technology developed by HPOS. Of this amount, 2,755,000 shares will be placed in escrow and are subject to cancellation on February 10,1998, in the event the bid price of the common stock of the Company is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998.

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

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

Thomas S. Hughes, Chairman of HPOS, became Chairman and
President of the Company on March 1, 1997. He will focus on procedures, policies and state approvals to begin home lottery, off track betting, casino and sports ATM card and SMART card wagering.

The Company had not, to the date of this report, filed all necessary quarterly or annual reports on a timely basis with the United States Securities and Exchange Commission (the "SEC").This constitutes a violation by the Company of a provision of the Securities Exchange Act of 1934, as amended. The Company entered into a consent decree with the SEC by which the Company agreed to file all necessary reports by April 9, 1999, and agreed to file all required reports with the SEC on a timely basis in the future. The filing of this report brings the Company up to date with the SEC on all necessary quarterly and annual reports.

Liquidity and Capital Resources.

Net cash used in operating activities by the Company was $5 for the three month period ended November 30, 1998 versus cash used in operating activities of $12,103 in the comparable prior year period.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on November 30, 1998.

Year 2000 Issue.

	The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year
2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. There are no reports on Form 8-K filed during the second quarter of the fiscal year covered by this report

(b)  Exhibits included or incorporated by reference herein:
See Exhibit Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eConnect (formerly known
as Betting, Inc.)



Dated: June 18, 1999			By: /s/ Thomas S. Hughes
						Thomas S. Hughes, President



EXHIBIT INDEX

Exhibit No.					Description

3.1	Leggoons, Inc. Articles of Incorporation and Amendments,
incorporated by reference to Exhibit 3.1 of Leggoons, Inc.
Registration Statement on Form S-1 filed on October 28, 1993.

3.2	Leggoons, Inc. Bylaws Amended, incorporated by reference to
Exhibit 3.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993.

4	Class A Warrant Agreement, incorporated by reference to
Exhibit 4.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993.

10.1	Agreement to License Assets (incorporated by reference to
Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2	Escrow Agreement (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on February 25, 1997).

10.3	ET&T Host Processing Agreement (incorporated by reference to
Exhibit 10.3 of the Form 10-KSB for the period ending on August
31, 1998).

10.4	ET&T Licensing Agreement (incorporated by reference to
Exhibit 10.4 of the Form 10-KSB for the period ending on August
31, 1998).

27	Financial Data Schedule (see below).