Form 10QSB/A
period 1999-02-28
ECONNECT
filed 1999-07-02
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
FEBRUARY 28, 1999

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

 	As of February 28, 1999, the registrant had 14,354,798 shares of common stock issued and outstanding.

	Transitional Small Business Dislcosure Format (check one):
Yes          No    X   .


(1)  Effective on June 4, 1999, the name was changed to eConnect.

(2) Effective on June 1, 1999, the jurisdiction of organization was changed to Nevada.


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION					 PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF FEBRUARY 28, 1999
      AND AUGUST 31, 1998	3

	STATEMENTS OF OPERATIONS FOR THE THREE
      AND SIX MONTHS ENDED FEBRUARY 28, 1999
	AND FEBRUARY 28, 1998	4

	STATEMENTS OF CASH FLOWS FOR THE SIX
      MONTHS ENDED FEBRUARY 28, 1999 AND
      FEBRUARY 28, 1998 	5

	NOTES TO FINANCIAL STATEMENTS	6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II

	ITEM 1.  LEGAL PROCEEDINGS	11

	ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	11

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	11

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS	11

	ITEM 5.  OTHER INFORMATION	11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	12

SIGNATURE	12


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

		BETTING, INC.
		BALANCE SHEETS

		February 28,	August 31,
			 1999			 1998
	ASSETS	(Unaudited)	(Audited)

Cash		$	22,510
	$	0

Total Assets	$	22,510
	$	0

			LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
	Accounts payable	$	280,316
	$	283,971
	Due to related party	35,569	18,969
	Commissions payable	57,400	21,400

			Total current liabilities		373,285		324,340


Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
	Common stock, $.01 par value, authorized
		10,000,000 shares; issued and outstanding,14,354,798
		and 14,284,234 at February 28, 1999 and 1998,
		respectively	143,548	142,842
	Preferred stock, $.01 par value, authorized 5,000,000
		shares; issued and outstanding - none	     -	-
	Additional paid-in capital	5,157,064	5,000,420
	Accumulated deficit		      (5,651,387)		(5,467,602)
			Total stockholders' equity (deficit)		(350,775)
	(324,340)
	Total Liabilities and Stockholders' Equity (Deficit)	$
	22,510	$	0





See accompanying notes to interim financial statements
BETTING, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	    Three Months Ended		Six Months Ended
	                    February 28,    	February
28,
		1999			1998			1999			1998

General and
	  Administrative expenses
$	175,730	$	48,775	$    	183,785	$	143,468
Total Operating Expenses 	 	(175,730)		(48,775)
	(183,785)		(143,468)

Net loss 		(175,730)		(48,775)	$	(183,785)	$(143,468)

Net loss per common share	$	(.01)	$	(.00)	$	(.01)	$	(.01)

Weighted average shares outstanding	14,316,067	11,062,234	14,316,067
	10,489,984


























See accompanying notes to interim financial statements

BETTING, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			Six Months
Ended
		February 28,	February 28,
			1999			1998
Cash Flows From Operating Activities
	Net loss (Note 9)	$	(175,735)	$	(25,128)
		Changes in assets and liabilities:
			Accounts payable		(3,655)		7,999
			Commissions payable		36,000		3,001

	Cash Used in Operating Activities		(143,390)		(14,128)

Cash Flows From Financing Activities:
	Proceeds from additional borrowings from stockholder        	0
	0
	Proceeds from issuance of common stock	149,300	0
	Proceeds from borrowings from related party		16,600
	15,694

	Cash provided by financing activities		165,900		15,694
Net increase in cash	22,510	1,566
Cash at beginning of period		0		45

Cash at end of period	$	22,510	$	1,611



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


February 28,         Proforma          Restated
1999                 Adjustment        February 28, 1999

Stockholders' Equity (Deficit):

	Common stock, $.01 par value, authorized
		10,000,000 shares; issued and outstanding, 9,803,83

   $    143,548   $(45,500)   $  98,048

Preferred stock, $.01 par value, authorized 5,000,000
shares; issued and outstanding - 4,550,000

     0         45,500       45,500

Additional paid-in capital

  5,157,064          0           5,157,064

Accumulated deficit
      (5,651,387)                   0     (5,651,387)

Total stockholders' equity (deficit)

$   (350,775)     $              0     $ (350,775)





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Liquidity and Capital Resources.

Net cash used in operating activities by the Company was $143,390 for the six month period ended February 28, 1999 versus
$14,128 in the comparable prior year period.

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