Form 10KSB/A
period 1999-06-30
ECONNECT
filed 1999-08-19
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-KSB/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) F
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
YEAR ENDED AUGUST 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes No
X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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

TABLE OF CONTENTS

PART I
                                              PAGE
   ITEM 1.  BUSINESS                             3
   ITEM 2.  PROPERTIES                           4
   ITEM 3.  LEGAL PROCEEDINGS                    5
   ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF
            SECURITY HOLDERS                     5
PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER
            MATTERS                              5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                           6
   ITEM 7.  FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                   9
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                 9

PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
            OF THE REGISTRANT                   10
   ITEM 10. EXECUTIVE COMPENSATION              11
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT    11
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                        12
PART IV
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS
            SCHEDULES, AND REPORTS ON FORM 8-K  14
SIGNATURES                                      15

PART I.

ITEM 1.  BUSINESS
(a) Business Development

Betting, Inc., was organized under the laws of the State of Missouri on September 1, 1981, as HANDY-
TOP, INC.  On April 20, 1983, the Articles of
Incorporation were amended to change the name of the corporation to HTI Corporation. On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc. In addition to changing the company's name, the May
28,1993, amendment to the Articles of Incorporation increased the number of authorized shares of common stock from 40,000 to 10,000,000 and decreased the par value of the common stock from $1.00 per share to $.01 per share. Also on May 28, 1993, Leggoons,
Inc., declared a 14-for-1 stock split. Unless otherwise indicated, all share and per share data are reflected on a post split basis throughout this Form 10-KSB.

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

During the period September 1, 1996, through
February 28, 1997, the Company was operating as Leggoons, Inc. (a public shell available for merger or acquisition). During this six month period the net loss from continuing operations was $35,912.
This loss was due to general and administrative expenses of $35,912. The primary general and administrative expenses incurred during the six month period ended February 28, 1997, were legal expenses related to the HPOS license agreement, accounting fees for the audit of Leggoons, Inc., financial statements as of and for the year ended
August 31, 1996, and stock expenses required to maintain Leggoons, Inc., public shell status.
During the period March 1, 1997, through August 31,
1997, the Company was maintaining operations as Betting, Inc. During this six month period the net loss from continuing operations was $1,663,533. This loss was due to operating expenses of $1,663,533.
The operating expenses were consulting fees of $565,740, research and development expenses of $450,331, software development costs of $507,600 and general and administrative expenses of $139,862.

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

Summary Compensation Table

Name & Principal Position  Year  Salary  Bonus
Other  Stock  SARs(#)($)  Options/($)  Compensation
Thomas Hughes  1998  -0-  -0-  -0-  -0-  -0-  -0-  -
0-
Thomas Hughes/  1997  -0-  -0-  -0-  375,000  -0-  -
0-  -0-
James S. Clinton, President and Chief Executive
Officer  1996  -0-  -0-  -0-  -0-  -0-  -0-  -0-


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

(a) Index to Financial Statements and Schedules Page

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

Statements of Cash Flows for the year ended June
30, 1998,the year ended June 30, 1997, and the
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


Dated: June 18, 1999    By: /s/ Thomas S, Hughes
                        Thomas S. Hughes, President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature                 Title                 Date

/s/ Thomas S. Hughes President, Chief Executive
Officer, Director                    August 6, 1999

/s/ Jack M. Hall     Director        August 6, 1999
Jack M. Hall

/s/ Diane Hewitt     Director        August 6, 1999
Diane Hewitt

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

Very truly yours,
/s/ George Brenner
George Brenner, CPA
April 7, 1999
Beverly Hills, California



BETTING, INC.
(formerly Leggoons, Inc.)
BALANCE SHEET
                                     August 31, 1998
ASSETS
Current Assets:
Cash                                        $0
Total current assets                         0
Total Assets                                $0

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities:
Accounts payable                      $283,971
Due to related party                    18,969
Commissions payable                     21,400
Total current liabilities              324,340
Contingencies (Note 8)
Stockholders' Equity (Deficit):
Common stock, $.01 par value,
authorized 10,000,000 shares; issued
and outstanding,14,284,234 (Note 8b)   142,842
Preferred stock, $.01 par value,
authorized 5,000,000 shares; issued
and outstanding - none (Note 8b)
Additional paid-in capital           5,000,420
Accumulated deficit                 (5,467,602)
Total stockholders' equity (deficit)(  324,340)
Total Liabilities and Stockholders'
Equity (Deficit)                             $0


See accompanying notes to financial statements and accompanying auditor's report


BETTING, INC.
(formerly Leggoons, Inc.)
STATEMENTS OF OPERATIONS


    Year Ended August 31, Year Ended August 31, 1997
Revenue            $0                     $    0
Operating Expenses (Note 4)
Consulting Fees     122,020               565,740
General and
Administrative
Expenses             74,948               175,774
Research and
Development
Expenses                  0               450,331
Software Development
Costs                     0               507,600
Total Operating
Expenses           ( 196,968)          (1,699,445)
Net Loss (Note 1)  $(196,968)          (1,699,445)
Net Loss per Common
Share                   (.02)                  (.41)
Weighted Average
Common Shares
Outstanding       10,994,465             4,106,620


See accompanying notes to financial statements and accompanying auditor's report


BETTING, INC.
formerly Leggoons, Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)







Number
common
shares
Par
value
Prefer
red
stock
Additi
onal
paid
in
capita
l
Accumu
lated
defici
t
Stockh
olers'
equity
(defic
it)

Balanc
e at
August
31,
1996
2,787,
00027,
870
0
3,522,
792
(3,571
,189)
(20,52
7)

Issuan
ce of
346,00
0
shares
of
Common
stock
at
$.25
per
share
(Cash
Transa
ction)
346,00
0
3,460
0
82,040
0
85,500
Issuan
ce of
2,999,
734
shares
of
Common
stock
(1)






(Non-
Cash
Transa
ctions
)
2,999,
734
29,997
0
925,70
8
0
955,70
5
Issuan
ce of
1,710,
500
shares
of
Common
stock
at
$.20
per
share
(Non-
Cash
Transa
ctions
)
1,710,
500
17,105
0
324,99
5
0
342,10
0
Net
loss
0
0
0
0
(1,699
,445)
(1,699
,445)
Balanc
e at
August
31,
1997
7,843,
234
$78,43
2
$0
$4,855
,535
($5,27
0,634)
($336,
667)
Issuan
ce of
6,441,
000
shares
of
Common
stock
at
variou
s $
per
share
[1]
(Non-
Cash
Transa
ctions
)
6,441,
000
64,410
0
144,88
5
0
209,29
5
Net
loss
0
0
0
0
(196,9
68)
(196,9
68)
Balanc
e at
August
31,
1998
14,284
,234
$142,8
42

$0
$5,000
,420
($5,46
7,602)
($324,
340)














(1) S-8 common shares valued at market value on day of issuance; Restricted common shares valued at market value on day of issuance less 50% discount;
Common shares for which no performance was received valued at par value of $.01 per common share.

See accompanying notes to financial statements and accompanying auditor's report

BETTING, INC.
(formerly Leggoons, Inc.)
STATEMENTS OF CASH FLOWS


                  Year Ended            Year Ended
               August 31, 1998       August 31, 1997
Operating
Activities
Continuing
operations:
Net loss
(Note 7)          $(43,808)             $(401,640)
Changes in
assets and
liabilities:
Accounts
Payable             21,793                270,839
Commissions payable  3,001                 18,399
Cash Used in
Operating
Activities         (19,014)              (112,402)
Financing
Activities
Continuing
operations:
Proceeds from
Additional
borrowings
from
stockholder         18,969                26,947
Proceeds from
issuance of
common stock             0                85,500
Cash Provided
by Financing
Activities          18,969               112,447
Net Increase
(Decrease)
in Cash                (45)                   45
Cash at Beginning
of Year                 45                     0
Cash at End
of Year                  0                    45

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

REVENUE RECOGNITION

Revenue from product sales is recognized upon consummation of a transaction.

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

(2)  INCOME TAXES

Betting, Inc., has unused net operating loss (NOL) carry forwards of approximately $2,800,000 at August
31, 1998, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal
Revenue Code some or all of these NOL carryforwards may be unavailable to offset any future income of Betting, Inc. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, and losses of approximately
$197,000 during the year ended August 31, 1998.
These losses, totaling $4,655,000 may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section 382 of the Internal Revenue Code.  The
Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

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


             August 31,  Proforma    Restated
             1998      Adjustment    August 31, 1998
Stockholders'
Equity
(Deficit):
Common stock,
$.01 par value $142,842  $(45,500)    $97,342
authorized
10,000,000
shares;
issued and
outstanding,
9,734,234
Preferred stock,
$.01 par value,      0     45,500     45,500
authorized
5,000,000
shares; issued
and
outstanding -
4,550,000
Additional
paid-in
capital      5,000,420          0     5,000,420
Accumulated
Deficit      (5,467,602)        0    (5,467,602)
Total
stockholders'
equity
(deficit)   $  (324,340)       $0     $(324,340)

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

4. Class A Warrant Agreement, incorporated by reference to Exhibit 4.2 of Leggoons, Inc.
Registration Statement on Form S-1 filed on October
28, 1993.

10.1 Agreement to License Assets (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2  Escrow Agreement (incorporated by reference to
Exhibit 10.17 to the Form 8-K filed on February 25,
1997).

10.3  ET&T Host Processing Agreement (see below).

10.4  ET&T Licensing Agreement (see below).

27.  Financial Data Schedule