Form 10QSB
period 1999-06-30
ECONNECT
filed 1999-08-23
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ______________ TO
______________

COMMISSION FILE NUMBER: 33-68570

                eCONNECT                .
(Exact name of registrant as specified in its charter)

               Nevada 				43-1239043
(State or jurisdiction of  incorporationI.R.S. Employer
or organization) 				Identification No.)

     2500 Via Cabrillo Marina, Suite 112, San Pedro,
California 90731
(Address of principal executive offices)   90731
								Zip Code)

Registrant's telephone number:  (310) 514-9482

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value; Class A
Warrants

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes    X
No          .

	As of June 30, 1999, the registrant had
30,885,100 shares of common stock issued and outstanding.

	Transitional Small Business Dislcosure Format
(check one): Yes          No    X   .


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION			PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF JUNE 30, 1999
	AND DECEMBER 31, 1998                      3

	STATEMENTS OF OPERATIONS FOR THE THREE
	ND SIX MONTHS ENDED JUNE 30, 1999 AND
	JUNE 30, 1998                              4

	STATEMENTS OF CASH FLOWS FOR THE SIX
	MONTHS ENDED JUNE 30, 1999 AND
	JUNE 30, 1998                              5

	NOTES TO FINANCIAL STATEMENTS              6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND
	ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS                     10

PART II

	ITEM 1.  LEGAL PROCEEDINGS                12

	ITEM 2.  CHANGES IN SECURITIES AND USE OF
PROCEEDS                                  12

	ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  12

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS                       12

	ITEM 5.  OTHER INFORMATION                12
	ITEM 6.  EXHIBITS AND REPORTS ON
	FORM 8-K                                 13

SIGNATURE                                     13

PART I.

ITEM 1.   FINANCIAL STATEMENTS

		eCONNECT
		BALANCE SHEETS
		(Unaudited)

June 30,
December 31,

1999
1998



ASSETS


Current Assets


Cash
$184,218
$8,862
Total current assets
 184,218
 8,862
Investment in wholly-owned
subsidiary
2,062,500
     0
Property and equipment
    5,478
     0
Total Assets
$2,252,196
$8,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:


Accounts payable
$440,331
$305,121
Due to a related party
1,219,379
24,169
Debenture payable
500,000
0
Common stock payable
1,411,000
0
Current portion - due vendor
60,000
0
Total current liabilities
3,630,710
329,290
Long Term Liability


Due vendor - less current
portion of $60,000
580,000
0
Total liabilities
4,210,710
329,290



Commitments and Contingencies
0
0
Stockholders' Equity
(Deficit):


Common stock, $0.001 par value
at June 30,


$0.01 at December 31;
authorized100,000,000


shares; issued and
outstanding,14,354,798


and 30,885,100 and 14,475,234,


respectively
30,885
144,752
Additional paid-in capital
7,411,407
5,018,560
Accumulated deficit
(9,400,806)
5,483,740
Total stockholders' equity
(deficit)

(1,958,514

  (320,428)
Total Liabilities and
Stockholders' Equity (Deficit)

$2,252,196

$8,862

See accompanying notes to interim financial statements eCONNECT
STATEMENTS OF OPERATIONS
(Unaudited)


                  Three Months Ended Six Months Ended
                       June 30,          June 30,
                  1999    1998       1999        1998
General and
Administrative
expenses:
Consulting
fees             $841,365   $0      $867,615	  $23,750
Legal fees         48,956   800       65,318      800
Office expense          0 5,160        4,358   17,491
Software
Development       186,070   0        190,170    2,143
Stock expense        11,508  1,143    22,314   12,000
Interest             97,500    0      97,500        0
License fee
Related party     1,908,000    0   2,000,000        0
Executive
Compensation         50,000    0      50,000        0
Research &
Development         312,184    0     312,184        0
Finders fees &
stock promotion      84,450    0      84,450        0
Restitution
Expense             125,000    0     125,000        0
Other                70,753    0      98,157        0

Total operating
Expenses          3,735,786  7,103  3,917,066  56,184
Net loss      $(3,735,786)$(7,103)$3,917,066$(56,184)


Net loss per
common share    $   (.25)$   (.00)$     (.22)$(.01)

Weighted average
Shares
Outstanding      	14,685,596  11,181,234  	18,233,711 	 11,293,234



See accompanying notes to interim financial statements

eCONNECT
STATEMENTS OF CASH FLOWS
(Unaudited)
                                  Six Months Ended
                             June 30,      June 30,
                              1999           1998
Cash Flows From Operating
Activities
Net loss:                    3,917,066     $57,327)
Stock given for services       722,638      35,750
Stock to be given to
related party                2,125,000           0
Loss adjusted to cash basis  (1,069,428)    (21,577)
Changes in assets and
Liabilities
(Accounts payable)              135,210      14,843
Cash Used in Operating
Activities                    (934,218)     (6,734)

Cash Flows From Investing Activities:
Property and equipment          (5,478)          0

Cash Flows From Financing Activities:
Issuance of Debenture          500,000           0
Issuance of common stock       861,587           0
Proceeds from borrowings       136,000           0
Paid down on borrowings       (100,000)          0
(Paid down) borrowings
from related party            (282,535)      6,700

Cash provided by
financing activities          1,115,052      6,700
Net increase (decrease)
in cash                         175,356        (34)
Cash at beginning of period       8,862         34
Cash at end of period        $  184,218   $        0

Supplemental Disclosures:
Non-monetary transactions
Stock issued or to be issued
for the wholly owned
subsidiary:
2,500,000 shares of
restricted stock                687,500            0
2,500,000 shares to be
issued (free trading)         1,375,000            0
                             $2,062,500   $        0
Stock issued to a related
party:
9,400,000 shares
at par value $0.001          $    9,400   $        0

Interest paid                $   97,500           $0

See accompanying notes to interim financial statements.

ECONNECT
NOTES TO INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation.

The information furnished herein relating to interim periods has not been audited by an independent certified public accountant. In the opinion of the Company's management, the financial information in this report reflects any adjustments that are necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange
Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1998.

2.  Organization.

The Company was originally organized under the laws of the State of Missouri on September 1, 1981, as HANDY-TOP, INC. On April 20, 1983, the Articles of
Incorporation were amended to change the name of the corporation to HTI Corporation. On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc. In addition to changing the company's name, the May
28,1993, amendment to the Articles of Incorporation increased the number of authorized shares of common stock from 40,000 to 10,000,000 and decreased the par value of the common stock from $1.00 per share to $.01 per share. Also on May 28, 1993, Leggoons,
Inc., declared a 14-for-1 stock split.

Thomas S. Hughes became Chairman and President of
Leggoons, Inc., on March 1, 1997. At that time, the name was changed to Betting, Inc.

On May 17, 1999, an Agreement and Plan of Merger between Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation ("Company") was executed by an authorized signatory of each company.
At a duly called meeting of shareholders on May 21, 1999, the merger of the two companies was approved by a majority of the shareholders appearing in person or by proxy. Effective on June 1, 1999, Articles of
Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile to the State of Nevada. As a result of the merger, the fiscal year-end was changed from August 31 to December 31 and the par value of the common stock was changed from $0.01 per share to. $0.001 per share.
On June 4, 1999, a Certificate of Amendment of
Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Company to "eConnect.". An audited report will be filed (prior to August 31, 1999) for the four month transition period from September 1, 1998 through December 31, 1998.

The Company's business has been in a start-up mode.
No revenue has been recorded. As set forth in Note 9
"Subsequent Events," the Company has acquired (post
June 30, 1999) certain revenue producing businesses.
Hence forth, certain segments of the business will be revenue producing while other segments will continue in the start-up phase.

3.  Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As set forth above, the Company, through June 30, 1999, has been in a start phase experiencing negative working capital and a stockholders' deficit. This raises substantial doubt about its ability to continue as a going concern. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management's plans to continue as a going concern include the acquisition of going concern businesses
(Note 9 Subsequent Event). Management is cautiously optimistic that the unaudited revenue and earnings generated by businesses prior to acquisition will continue and be available to fund those business segments still in the start-up phase.

4.  Related Party Transactions.

The Company has entered into various agreements with Electronic Transactions and Technologies ("ET&T"), a corporation 70% owned by Mr. Hughes. The following are the transactions for the six months ended June
30, 1999 between the related parties (ET&T and Mr.
Hughes) and e Connect:

                        Charges

Cash disbursed to the related parties (net of a
$50,000 salary):                           $ 189,411

144 Restricted Stock issued
to Mr. Hughes:                   4,000,000 shares
144 Resticted Stock issued
to ET&T:                         5,400,000 shares
   9,400,000 shares

Value at par value of
$.001 per share:                     9,400
Assumption of ET&T liability:      706,810
Total Charges                      905,621
Credits

License fee (Note 6B):               2,000,000
Restitution (Note 6C):                 125,000
Total Credits:                       2,125,000

Due to ET&T and Mr. Hughes:         $1,219,379

It is planned to reimburse ET&T in company stock.

5.  Acquisition.

During the six months ended June 30, 1999, the Company acquired 100% of Rogel Technologies, a corporation which will assist the Company in developing its product line. The acquisition was accounted for as follows:

2,500,000 shares of restricted stock:      $ 687,500
2,500,000 shares of free trading stock
to be delivered post June 30, 1999:         1,375,000
	$2,062,500

The stock was valued at $.55 per share less a 50% discount for restricted stock.

6. Commitments and Contingencies.

A.  Debentures Payable

The Company is contesting the payment of $500,000 principal due on a certain debenture, as claimed by a Canadian firm. The companies respective counsels are currently negotiating a settlement of this matter.

B.  Licensing Agreement

ET&T has licensed the global intellectual rights of four products to e Connect. The products are: "The
Paymaster," "The Slick," "The Pocket Pay" and " The
TV Pin Pad Remote." Each product is licensed at
$2,000,000 and is due if and when the Company perfects the product. To date, only "The PayMaster" has been perfected.

C.  Restitution

In connection with the acquisition of the wholly-owned subsidiary, Rogel Technologies, Mr.
Thomas Hughes gave up 250,000 shares of his own stock valued at $.50 per share. In the event Mr. Hughes receives the stock back, the restitution loss will be canceled.

D.  Stock Options

The Company does not have a formal stock plan, however, certain consultants have, as part of their agreements, the right to buy stock at a stipulated price per share.

E.  Agreement to License Assets

The Company issued 2,900,000 shares of restricted common stock to ET&T in exchange for licensing home
ATM card and SMART card wagering technology developed by ET&T. Of this amount, 2,755,000 shares were placed in escrow and were subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Company was not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board from the date of the agreement through February 10, 1998.

As of the date of these financial statements, the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into amendment(s) of the original agreement that provide for an extension of the cancellation deadline from February 10, 1998, to September 1, 1999, subject to certain conditions specified in the agreement. As of the date these financial statements, none of the conditions have been met. All conditions set forth in the original agreement need to be met on or before September 1, 1999.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, the ET&T shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

7.  Earnings (loss) Per Share.

Net earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period.

8.  Income Taxes.

eConnect has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at February
18, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of section 382 of the Internal
Revenue Code, some or all of these NOL carryforwards may be unavailable to offset any future income of e
Connect. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, losses of approximately
$197,000 during the year ended August 31, 1998, and losses of approximately $183,000 during the six months ended February 28, 1999. These losses, totaling $4,838,000, may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of section
382 of the Internal Revenue Code. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

In connection with the change in fiscal years ( see
Note 2), an application with the IRS will be filed to change the tax year.

9. Subsequent Event.

The Company filed a SB2 (a shelf offering) with the Securities and Exchange Commission on June 1,1999, which became effective July 22, 1999. A maximum of 20,000,000 shares (some of which have been issued) are available to acquire the assets of various businesses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FIINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Because the Company was in a start-up phase, there were no reviews in either period. Activity for the six months ended June 30, 1998 was immaterial
(approximately $56,000 of expenses).

For the period ended June 30, 1999, expenses were approximately $3,900,000. Of the total expenses
$293,000 were incurred by the e Gate Division (Ezy
Shop) which began start-up operations in May. The balance of the expenses approximating $3,600,000 were incurred at the corporate level of which $2,000,000 was for a license fee, $800,000 for consulting expenses and $125,000 for restitution or an aggregate of $2,925,000.

The above enumerated license fee ($2,000,000) and restitution ($125,000) were paid in stock. Of the $800,000 consulting expense, approximately $723,000 was paid in stock of the Company. Of the approximate
$57,000 expenses incurred for the period ended June
30, 1998, $36,000 were paid in stock of the Company.

Liquidity and Capital Resources.

Because activity for the six months ended June
30, 1998 was immaterial, liquidity was not a factor.
For the six month period ended June 30, 1999 the Company raised $417,500 from a debenture offering
($82,500 fee), approximately $862,000 from a stock offering and $160,000 from individual borrowings.

For the period ended June 30, 1999 debt from individual borrowings was paid down by $100,000. A related party debt (ET&T) was paid down approximately
$283,000. The Company paid down approximately
$700,000 on its debt to ET&T by assuming ET&T's liability to a vendor.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on June 30, 1999.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

The following matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report:

(a) A Special Meeting of the shareholders of the Company was held on May 21, 1999.

(b) The sharesholders voted on approving and Agreement and Plan of Merger between Betting,
Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation (now know as eConnect), for the purpose of redomiciling the Company to the State of Nevada. The
Agreement and Plan of Merger was approved by a total of 8,700,000 shares (in person and by proxy) out of a total of 14,500,000 shares entitled to vote at that time (no shares voted against the merger). This merger was evidenced by the filing of Articles of Merger with the Nevada Secretary of State (effective on June 1, 1999).

 ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB, as follows:

(1) Form 8-K filed on June 2, 1999
reflecting the merger described in Item 4 above, the resulting change of the fiscal year, as well as the Amendement of the Articles of Incorporation of the Company changing the name from "Betting Inc." to "eConnect."

(2) Form 8-K filed on June 23, 1999
reflecting the new address for the Company and the new trading symbol for the Company on the OTC Bulletin Board: ECNC.

(b)  Exhibits included or incorporated by
reference herein: See Exhibit Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eConnect



Dated: August 11, 1999  By: /s/ Thomas .Hughes
                            Thomas S. Hughes,
                            President


EXHIBIT INDEX

Exhibit No.                           Description

3.1	Articles of Incorporation of the Company,
incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2/A filed on July
22, 1999.

3.2	Amendment of Articles of Incorporation,
incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July
22, 1999.

3.3	Bylaws of the Company, incorporated by reference
to Exhibit 3.3 of the Registration Statement on Form
SB-2/A filed on July 22, 1999.

4	Class A Warrant Agreement, incorporated by
reference to Exhibit 4.2 of Leggoons, Inc.
Registration Statement on Form S-1 filed on October
28, 1993.

10.1	Agreement to License Assets (incorporated by
reference to Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2	Escrow Agreement (incorporated by reference to
Exhibit 10.17 to the Form 8-K filed on February 25,
1997).

10.3	ET&T Host Processing Agreement (incorporated by
reference to Exhibit 10.3 of the Form 10-KSB for the period ending on August 31, 1998).

10.4	ET&T Licensing Agreement (incorporated by
reference to Exhibit 10.4 of the Form 10-KSB for the period ending on August 31, 1998).

10.5    Letter of Commitment between Rogel
Technologies and the Company, dated May 6, 1999 (see below).

27	Financial Data Schedule (see below).

Letter of Commitment


	This Letter of Commitment is made as of the 6th of May, 1999, ("The Effective Date") by Rogel Patawaran, individually and collectively known as, Rogel
Technologies with address at 1861 S. Bundy Dr. Los
Angeles, CA 90025 ("Hereinafter referred to as "RT") and
Mr. Tom Hughes, individually and collectively known as, Betting, Inc. with address at 31310 Eaglehaven Center,
Suite 10, Rancho Palos Verdes, California 90275
("Hereinafter referred to as "BETT ")

The following are the steps to accomplish the Acquisition of Rogel Technologies. The actual
Acquisition contract will be drafted once we have the approval from the share holders.

Terms & Procedures

1. BETT Agrees to Acquire to RT as a wholly owned subsidiary.

2. The Acquisition of RT shall be paid entirely with Betting, Inc. stock (symbol: OTC - BETT).
 Paid as follows:

2A. No later than Wednesday May 19th, 1999, the sum of Two Hundred and Fifty Thousand shares (250,000) of free trading S-8 Stock of BETT will be issued to RT as a "Good Faith" payment.(Stocks are to be issued via Wire Transfer or in the form of a Stock
Certificate made to the name of Rogel Technologies)

	2B.  The Sum of Two Million, Five Hundred Thousand
(2,500,000) free trading shares of 		BETT issued
within Five (5) business days after the SB2 Form
Registration has been 			approved.
	2C. The Sum of Two Million,  Five Hundred Thousand
(2,500,000) 144 restricted shares 			of BETT
issued within Five (5) business days after the SB2 Form
Registration has been 			approved.

	2D. The Sum of Five Hundred Thousand (500,000)
option shares at the price of $.50			of BETT
issued no later than June 30, 2000 .

	2E. The Sum of Five Hundred Thousand (500,000)
option shares at the price of $1.00			of BETT
issued no later than June 30, 2001 .

	2F. The Sum of Two Hundred and Fifty Thousand
(250,000) option shares at the price of
	$2.00 of BETT issued no later than June 30, 2002 .

It is agreed by BETT that if the above time table to acquire RT is not accomplished then, the Agreement, that is embodied in this letter, shall become "void" and any and all "Good Faith" Payment(s) issued to RT by BETT shall be considered non- refundable. It is also agreed by BETT that in the event that Betting, Inc. (symbol: OTC - BETT) shares should drop below a market "bid" price of Twenty
Cents ($.20) per share before September 1, 1999 for a period of more than Twenty (20) Business days then, BETT shall, in order to continue the Acquisition process of RT, issue to RT an additional sum of Two Million, Five
Hundred Thousand (2,500,000) Free Trading shares of
Betting, Inc. (symbol: OTC - BETT) no later than Five (5) business day from the Twentieth (20th) day of such stock price decline. (All Stocks are to be issued via Wire
Transfer or in the form of a Stock Certificate made to the name of Rogel Technologies)

3. The Acquisition of Rogel Technologies will include:

	3A.    RT's Secure Email service revenue.

	3B.    Perfect Merchant Response Software (MRS)

	3C.   RT's Global Market Place Mall (GMM) (All
present and future revenue)

		The GMM includes these products:
		*  GMM Classified Adds
		*  GMM Web hosting services
		*  eTrusts
		*  eHomebuy
		*  eDine
		*  eTheater
		*  Portable Website Software.
		*  PCA Compression Software
		*  Virtual Card Game Software.

	3C. Rogel Technologies present staff will remain as management and RT will receive:

		1. Two Hundred Thousand Dollar ($200,000.00)
per year management fee from the 		"Gross
Revenues" of  RT.

	 	2. An additional  twelve point five percent
(12.5% ) of the remaining  "Net 			Profits"
of  RT as an administration fee.

	3D. A consultant agreement for Mr. Patawaran with
Betting, Inc. To continue the support of 	creating
and writing new software products for eConnect, eGate and ET&T.

The parties hereby represent and warrant that the individuals executing this letter on their behalf are authorized to do so and will bind the parties to the terms and conditions of this Letter.

IN THE WITNESS WHEREOF, I have executed this letter on the date first written above.


/s/   Rogel Patawaran
Rogel Patawaran, President
Rogel Technologies

Agreed And Accepted


/s/   Thomas Hughes
By, Thomas Hughes, CEO
Betting, Inc.