Form 10QSB
period 1998-12-31
ECONNECT
filed 1999-09-03
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED ____________________

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM SEPTEMBER 1, 1998 TO DECEMBER
31, 1998

COMMISSION FILE NUMBER: 33-68570

                   eConnect
(Exact name of registrant as specified in its charter)

Nevada                              43-1239043
(State or jurisdiction of         I.R.S. Employer
incorporation or organization)  Identification No.

2500 Via Cabrillo Marina, Suite 112, San Pedro,
California                              90731
(Address of principal executive offices)

Registrant's telephone number:  (310) 514-9482

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value; Class A
Warrants

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes    X
No.

As of August 13, 1999, the registrant had 60,523,775 shares of common stock issued and outstanding.

Transitional Small Business Dislcosure Format
(check one): Yes          No    X


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION				    			 PAGE

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET AS OF DECEMBER 31, 1998	       3

STATEMENT OF OPERATIONS FOR THE FOUR
MONTHS ENDED DECEMBER 31, 1998	              4

STATEMENT OF CASH FLOWS FOR THE
FOUR MONTHS ENDED DECEMBER 31, 1998 	        5

NOTES TO FINANCIAL STATEMENTS	               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITIOND
         AND RESULTS OF OPERATIONS	         10

PART II

ITEM 1.  LEGAL PROCEEDINGS	                 13

ITEM 2.  CHANGES IN SECURITIES AND USE OF
         PROCEEDS	                          13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	   13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS	               13

ITEM 5.  OTHER INFORMATION	                 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	  13

SIGNATURE	                                  13


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

eConnect
BALANCE SHEET
DECEMBER 31, 1998
(Unaudited))

ASSETS

CURRENT ASSETS - Cash	                $4,512

TOTAL ASSETS	                         $4,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Consulting contract payable	        $237,000
Accrued expenses	                     44,816
Due to related party	                 24,169
Commissions payable	                  21,400
Total current liabilities	           327,385

CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.01 par value;
100,000,000 shares
authorized, 14,475,234 shares
issued and	outstanding	              144,752
Additional paid-in capital	        5,018,560
Accumulated deficit	              (5,486,185)
Total stockholders' deficit	      (  322,873)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	           $     4,512

See notes to financial statements

eConnect
STATEMENT OF OPERATIONS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998
(Unaudited)

OPERATING EXPENSES:
Consulting fees	                   $    8,050
General and administrative
expenses	                               6,788
Research and development expenses	      1,300
Professional fees	                      2,445
Total operating expenses	              18,583

NET LOSS	                          $  (18,583)

BASIC LOSS PER COMMON SHARE	       $    (.001)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	                       14,344,284


See notes to financial statements

eConnect
STATEMENT OF CASH FLOWS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	                             $(18,583)
Adjustments to reconcile net loss
to net cash 	used by operating
activities:
Issuance of stock for services	          8,050
Changes in operating assets and
liabilities:
Accrued expenses	                       (2,155)
Due to related party	                    5,200
Net cash used by operating activities	  (7,488)

CASH FLOWS FROM FINANCING ACTIVITIES -
Issuance of stock for cash	             12,000

NET INCREASE IN CASH 	                   4,512

CASH, BEGINNING OF PERIOD	                   0

CASH, END OF PERIOD	                  $  4,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	                          $         0
Income taxes	                      $         0

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
ACTIVITY:

The Company issued 161,000 shares of its restricted stock for services rendered during the period.

See notes to financial statements

eConnect
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies.

Basis of Presentation - The financial statements included herein are for the transition period
September 1, 1998 through December 31, 1998.
eConnect's (formerly Betting, Inc.; "Company") former fiscal year was August 31. A Form 10-KSB was filed with the U.S. Securities Exchange Commission ("SEC") for the year ended August 31, 1998. In the opinion of management, the financial information in this report reflects all adjustments that are necessary for a fair presentation.

In connection with the Company's change from a Missouri corporation to a Nevada corporation, its fiscal year was changed from August 31 to December 31 and its par value was changed from $0.01 per share to $0.001 per share. The SEC requires the filing of Form 10-QSB for the "Transition Period" (September 1
- December 31, 1998).  The Company will, as of
December 31, 1999, be required to file Form 10-KSB containing audited financial statements covering the calendar year 1999 and the Transition Period.

Description of Business - The Company was formed in 1983 in Missouri under the name Handy-Top, Inc.
The name was changed to Leggoons, Inc. in 1993.
Leggoons, a reporting company, was involved in the apparel business until its discontinuance of operations in 1996 (all assets were assigned for the benefit of creditors; similar to a bankruptcy).
Leggoons continued to maintain its corporate status.
In 1997, Leggoons entered into an agreement to license assets from Electronic Transactions &
Technology ("ET&T"). Tom Hughes, Chairman and majority shareholder of ET&T, became Chairman of Leggoons and received 1,000,000 shares of restricted common stock for consulting services rendered to the Company. On March 1, 1997, Leggoons changed its name to Betting, Inc. On June 4, 1999, the Company changed its name to eConnect.

The Company is developing the software to facilitate off-site betting transactions through ATM cards or smart cards. The Company will act as the interface that will communicate data to the gaming operators, receive back their acknowledgement of the transaction and then pass on the gaming acknowledgement to the customer and the bank host processing center. The business model of the Company is to receive a fee per transaction paid by the bank host processing center at the moment of the transaction. In general, this fee will range from 2% to 6% of the wager.

The Company has also licensed technology from ET&T to develop products which utilize Personal
Encrypted Remote Financial Electronic Card
Transaction technology to allow consumers to purchase consumer products on-line at home or in outside locations (such as medical or dental offices).

The Company has funded its development through the private sale of its common stock for cash and services. It is in the process of filing an SB-2 with the Securities and Exchange Commission ("SEC") to raise up to $8.6 million to fund development and implementation of its business model.

Going Concern - The Company experienced
significant operating losses since 1997 and has no operating revenues. The Company has funded its operations through the issuance of stock for cash and services. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, the viability of the Company is dependent upon raising sufficient capital to fund the development of its products and continued positive cash flows from its acquired companies.

Fair Value of Financial Instruments - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of contract payable and accrued expenses) approximates fair value due to the short-term maturities of such instruments.

Consulting Contract Payable - The Company has a contract payable to Rogel Technologies ("Rogel") for development of software. The contract was satisfied in full in connection with the Company's acquisition of Rogel in May 1999 (see Note 7).

Stockholders' Equity (Deficit) - The following valuation policies were used so that a financial value can be assigned to stock issuance transactions:
the closing "market" stock price on the day of each common stock issuance was used to determine "fair market value" of unrestricted common shares issued;
the closing "market" stock price on the day of each common stock issuance less a 50% discount was used to determine "fair market value" of restricted common shares issued.

Research and Development Costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Income Taxes - Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

At December 31, 1998, the Company has available net operating loss carryovers of approximately $4.7 million that will expire in various periods through 2013. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization of the asset.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share
("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since the result was anti-dilutive.

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements - SFAS No. 130,
"Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements.
For the period ended December 31, 1998, SFAS No. 130 was not considered applicable to the Company's operations. The Company does not expect its impact on the financial Statements to be significant in 1999.

2. Financial Statement for Prior Period.

The condensed financial statements of the Company for the four-month period ended December 31, 1997 (unaudited) are as follows:

Revenues:  	                            $         0
Consulting fees:  	                          63,450
General and administrative expenses:	        31,245

Net loss:	                                  $94,695

Basic loss per share:	                      $  (.01)

3.  License Agreements.

The Company issued 2,900,000 shares of
restricted common stock to ET&T in exchange for licensing home ATM card and SMART card wagering technology. Of this amount, 2,755,000 shares were placed in escrow and were subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Company was not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board of NASDAQ's Small Cap market from the date of the agreement through February 10, 1998.

As of the date of these financial statements, the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into an amendment of the original agreement that provides for an extension of the cancellation deadline from February 10, 1998, to September 1,
1999, subject to certain conditions specified in the agreement. As of the date of these financial statements, none of the conditions have been met.
All conditions set forth in the original agreement need to be met on or before September 1, 1999. The
Company is currently negotiating an extension of the agreement.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, ET&T shall have the option to purchase up to 13,822,000 additional shares of the Company's common stock at an exercise price of $.30 per share.

ET&T has also licensed the global intellectual rights of four products to the Company. The products are "The Paymaster", "The Slick", "The Pocket Pay" and "The TV Pin Pad Remote". Each product is licensed at $2,000,000 and is due if and when the Company perfects the product. As of December 31, 1998, none of the products were perfected.
Subsequent to December 31, 1998 "The Pay Master" was perfected. The liability was satisfied in full in June 1999 through the issuance of common stock.

3. Commitments and Contingencies.

Consent Decree - The Company has entered into a consent decree with the U.S. Securities and Exchange
Commission ("SEC") concerning the non-filing of the 1997 and 1998 Form 10Ks and Form 10Qs for the first three quarters of fiscal 1998, and the corresponding
Notifications of Late Filings (Form 12b-25). The consent decree has been entered in the United States
District Court and resulted in the issuance of a permanent injunction prohibiting the Company from violating the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Since the consent decree was entered, the Company has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29,
1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999 and (b) Form 10QSB for the quarter ended June 30, 1999 (due by August 14,
1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Company entered on the EDGAR electronic filing system); and (c) this Form 10-QSB for the transition period ended December
31, 1998. The Company to date has not received any communication from the SEC with regard to these late reports.

Litigation - On August 19, 1999, a Canadian investment firm threatened to file suit against the Company in connection with providing certain funds to the Company in the amount of $500,000 in connection with debenture monies received subsequent to December 31, 1998 (funds received were $417,500, net of a $82,500 fee). The Company intends to vigorously defend any such action and to pursue applicable counterclaims under federal securities laws and regulations. Because no formal action has been taken on the threatened litigation, Company counsel is not able to opine on the matter. A liability of $500,000 was recorded when the funds were received and is so included on its 10QSB filed for the period ended June
30, 1999.

4.  Management Plans.

As discussed in Note 7, the Company has acquired two businesses and is currently in the process of filing an SB-2 with the SEC to raise up to $8.6 million to fund development and implementation of its business model. Management expects that successful completion of the offering and cash flows from operations of its acquired businesses will be adequate to finance the 1999 cash flow requirements.
Should the Company be unsuccessful in raising sufficient funds, management has developed alternate plans which include but are not limited to, merging with another company and obtaining additional cash through the private sale of equity.

5.  Year 2000 Compliance.

The Company utilizes computer hardware and software in its operations. Any of the Company's programs that recognize a date using "00" as the year
1900 rather than the year 2000 could result in errors or system failures.

The Company has completed an evaluation of its computer hardware and software and believes that its mission critical systems are year 2000 compliant.

6.  Subsequent Events.

Lease Agreement - The Company entered into an agreement to lease an office facility on a month-to-month operating lease beginning June 15, 1999. The actual base rent is $1,475 per month.

Acquisitions - The Company filed an SB-2 shelf offering with the SEC on June 1, 1999 which became effective July 22, 1999. A maximum of 20,000,000 shares of its common stock is available to acquire certain businesses.

In May 1999, the Company filed an S-8 with the SEC to register 900,000 shares of its common stock for the Retainer Stock Plan for Non-Employee
Directors and Consultants. Such shares were issued to certain directors and consultants for services rendered subsequent to December 31, 1998.

In May 1999, the Company entered into an agreement to acquire Rogel Technologies. The agreement provides for the issuance of 5,250,000 shares of its common stock and issuance of 1,250,000 options to purchase additional shares of its common stock at prices ranging from $.50 to $2.00 per share.
In addition, the Company will pay a management fee of $200,000 per year and 12.5% of the net profits (as defined) of this subsidiary as an administration fee.

In August 1999, the Company acquired the stock of eBet.com, Inc. in exchange for 2,600,000 shares of its common stock and cash of $225,000.

In March 1999, the Company issued shares of its common stock (restricted) to ET&T (a company which is majority owned by the Company's chairman) in full satisfaction of the liability for perfecting the "Pay
Master" technology.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FIINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

During the four months ended December 31, 1998, the Company was largely inactive. There were no revenues, minor expenses and 191,000 common shares
(restricted) issued out of total shares outstanding of 14,284,234 or 1.34%.

The following table presents the unaudited results of operations for the four months ended December 31, 1998 and 1997:

                  Four Months Ended December 31,
                  1998                      1997

Revenue    	         0 	                      	0
Operating
Expenses:
Paid in cash or
accrued		        10,533	                  12,105
Paid in stock
for services
rendered	         8,050	                  82,590

Total	           18,583	                  94,695

Net Loss	       $18,583                 	$94,695

Shares of stock issued for services rendered were 161,000 shares and 1,769,000 shares for the four months ended December 31, 1998 and December 31, 1997 respectively.

Liquidity and Capital Reserves.

The Company experienced significant operating losses since 1997 and has no operating revenues. The
Company has through December 31, 1998 largely funded its operations through the issuance of stock for services. The viability of the Company is dependent upon raising sufficient capital to fund the development of its products and generate positive cash flows from its acquired companies.

As an alternative, there are plans which include but are not limited to merging with another company and obtaining additional cash through the private sale of equity. While management is cautiously optimistic that its plans will be successful, there can be no guarantee that they will be.

Capital Expenditures.

No material capital expenditures were made during the transition period ended on December 31, 1998.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

As of December 31, 1998, the Company was not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened as of said date.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the transition period covered by this report.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. There are no reports on Form 8-K filed during the transition period covered by this report.

(b)  Exhibits included or incorporated by
reference herein: See Exhibit Index


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


eConnect



Dated: September 1, 1999

By: /s/ Thomas S. Hughes
 			Thomas S. Hughes, President


EXHIBIT INDEX

Exhibit No.				Description

3.1	          Articles of Incorporation of the Company,
              incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

3.2	          Amendment of Articles of Incorporation,
              incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

3.3	          Amendment of Articles of Incorporation,
              incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2 filed on August 30, 1999.

3.4	          Bylaws of the Company, incorporated by reference
              to Exhibit 3.3 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

4	            Class A Warrant Agreement, incorporated by
              reference to Exhibit 4.2 of Leggoons, Inc.
              Registration Statement on Form S-1 filed on
              October 28, 1993.

10.1	         Agreement to License Assets (incorporated by
              reference to Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2	         Escrow Agreement (incorporated by reference to
              Exhibit 10.17 to the Form 8-K filed on February
              25, 1997).

10.3	         ET&T Host Processing Agreement (incorporated by
              reference to Exhibit 10.3 of the Form 10-KSB/A for the period ended on August 31, 1998).

10.4	         ET&T Licensing Agreement (incorporated by
              reference to Exhibit 10.4 of the Form 10-KSB/A for the period ended on August 31, 1998).

10.5          Letter of Commitment between Rogel
              Technologies and the Company (incorporated by reference to Exhibit 10.5 of the Form 10-QSB for the period ended on June 30, 1999).

27	           Financial Data Schedule (see below).