Form 10QSB/A
period 1999-06-30
ECONNECT
filed 1999-11-16
CIK 911934

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

COMMISSION FILE NUMBER: 33-68570

                eCONNECT
(Exact name of registrant as specified in its charter)

               Nevada                              43-1239043
(State or jurisdiction of incorporation        (I.R.S. Employer
or organization)                               Identification No.)

2500 Via Cabrillo Marina, Suite 112, San Pedro, California     90731
(Address of principal executive offices)	                    (Zip Code)

Registrant's telephone number:  (310) 514-9482

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

Transitional Small Business Disclosure Format (check one):
Yes     No  X.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION							                         PAGE

ITEM 1.  FINANCIAL STATEMENTS

	        BALANCE SHEETS AS OF JUNE 30, 1999
         AND DECEMBER 31, 1998	                                  3

         STATEMENTS OF OPERATIONS FOR THE THREE
         AND SIX MONTHS ENDED JUNE 30, 1999
         AND JUNE 30, 1998	                                      4

	        STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED JUNE 30, 1999 AND
         JUNE 30, 1998 	                                         5

         NOTES TO FINANCIAL STATEMENTS	                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10

PART II

ITEM 1.  LEGAL PROCEEDINGS	                                     12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS	             12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	                       12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS	                                   12

ITEM 5.  OTHER INFORMATION	                                     12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K	                      12

SIGNATURE	                                                      13


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                eCONNECT
		                           BALANCE SHEETS
                               (Unaudited)

                             		       June 30,	           December 31,
                          		      	     1999		        	       1998
                                      ________            ____________

               ASSETS
Current Assets
	Cash	                                $  	184,218        	 $    8,862
		Total current assets		                  184,218	             	8,862
Investment in wholly-owned
subsidiary		                            2,062,500	                  0
Due from a related party		              1,369,971
Property and equipment	      	              5,478            	      0
                                     ___________           __________

			Total Assets		                     $ 3,622,167	         $    8,862
                                      __________           __________

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable                     $   440,331          $ 	305,121
	Due to a related party	                        0              24,169
	Debenture payable	                       500,000	                  0
	Common stock payable		                 1,411,000	                  0
	Current portion - due vendor	      	      60,000                  	0
                                      ___________           __________

		Total current liabilities		           2,411,331	           	329,290
Long Term Liability
	Due vendor - less current portion
 of $60,000	                             	580,000	        	         0
                                      ___________           __________

			Total liabilities	      	            2,991,331	           	329,290
                                      ___________           __________

Commitments and Contingencies	                  0	                  0

Stockholders' Equity (Deficit):
	Common stock, $0.001 par value
 at June 30,	$0.01 at December 31;
 authorized100,000,000	shares;
 issued and outstanding 30,885,100
 and 14,475,234, respectively		            30,885		           144,752

	Additional paid-in capital	           10,000,757	          5,018,560
	Accumulated deficit	   	              (9,400,806)	  	     (5,483,740)
                                       ___________         ___________
		Total stockholders' equity
  (Deficit)	                              630,836	       	   (320,428)
                                       ___________         ____________
			Total Liabilities and Stockholders'
   Equity (Deficit)		                 $ 3,622,167		        $    8,862
                                     _____________         _____________

See accompanying Notes To Interim Financial Statements

                                 eCONNECT
                        STATEMENTS OF OPERATIONS
                                (Unaudited)

                       		    Three Months Ended		       Six Months Ended
                                   June 30,    	            June 30,
                             1999			       1998			      1999			     1998

Revenues                    $     0		      $     0	      $    	 0	  $      0

Cost of Sales		                   0		            0		            0		        0

Gross Profit		                    0		            0		            0		        0

General and
	Administrative expenses:
	Consulting fees		          841,365		            0		      867,615	 	  23,750
 Legal fees		                48,956		          800	       	65,318		      800
	Office expense		                 0		        5,160		        4,358	   	17,491
	Software development		     186,070		            0       	190,170		    2,143
	Stock expense		             11,508		        1,143		       22,314	   	12,000
	Interest		                  97,500		            0		       97,500		        0
	License fee-related
 party		                  1,908,000		            0	    	2,000,000		        0
	Executive compensation		    50,000		            0	       	50,000		        0
	Research & development 	  	312,184		            0		      312,184		        0
	Finders fees & stock
 promotion		                 84,450		            0	       	84,450		        0
	Restitution expense		      125,000		            0		      125,000	        	0
	Other                      	70,753	   	         0		       98,157	  	      0
                         __________         ______      _________    _______

Total operating
expenses                		3,735,786	  	      7,103		    3,917,066	    56,184
	                        __________         ______     __________    _______
Net loss                $(3,735,786)	 	    $(7,103)		 $(3,917,066)	 $(56,184)
                        ____________       ________    __________   _________
Net loss per
common share            $      (.25)	      $	 (.00)	   $	    (.22)	 $	  (.01)
                        ____________       ________    ___________  _________

Weighted average
shares outstanding	      14,685,596	      11,181,234   18,233,711	  11,293,234

See accompanying Notes To Interim Financial Statements

                                eCONNECT
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               			Six Months Ended
                                          ______________________________
                                         	June 30,	              June 30,
                                       			1999			                1998
                                          _____________    _____________
Cash Flows From Operating Activities
	Net loss: 	                              $ (3,917,066)   	$    (57,327)
		Stock given for services		                   722,638		         35,750
		Stock to be given to related party		       2,125,000	              	0
                                         _____________     _____________

	Loss adjusted to cash basis		              (1,069,428)		       (21,577)
 Changes in assets and liabilities
 (Accounts payable)		                          135,210		         14,843

		Cash Used in Operating Activities		         (934,218)	        	(6,734)
                                        ______________     _____________

Cash Flows From Investing Activities:
	Property and equipment	                        (5,478)	              0

Cash Flows From Financing Activities:
	Issuance of Debenture	                        500,000	               0
	Issuance of common stock	                     861,587	               0
	Proceeds from borrowings		                    136,000       	        0
	Paid down on borrowings	                     (100,000)	              0
	(Paid down) borrowings from related
  party		                                     (282,535)	         	6,700
                                        _______________    _____________

		Cash provided by financing activities		    1,115,052	          	6,700
                                        _______________    _____________

Net increase (decrease) in cash	               175,356	             (34)
Cash at beginning of period		                    8,862	   	          34
                                        _______________     _____________

Cash at end of period	                    $	   184,218		      $       0
                                       ________________     _____________

Supplemental Disclosures:
	Non-monetary transactions
		Stock issued or to be issued for the
		wholly owned subsidiary:
		2,500,000 shares of restricted stock		      	687,500		              0
		2,500,000 shares to be issued
   (free trading)	                          	1,375,000	     	         0
                                        ______________      ____________

                                    							$	2,062,500		      $       0
                                        ______________      ____________

	Stock issued to a related party:
	9,400,000 shares                         	$ 2,598,750		      $       0
	                                       ______________      ____________

	Interest paid                            	$   	97,500	       $	      0

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

4.  Related Party Transactions.

The Company has entered into various agreements with Electronic Transactions and Technologies ("ET&T"), a corporation 70% owned by Mr. Hughes. The following are the transactions for the six months ended June 30, 1999 between the related parties (ET&T and Mr. Hughes) and e Connect:

                                Charges

Cash disbursed to the related parties
(net of a $50,000 salary):                                     	$   189,411

144 Restricted Stock issued to Mr. Hughes: 	4,000,000 shares
144 Restricted Stock issued to ET&T: 	      5,400,000 shares
                                            _________
                                            9,400,000 shares

Value at $0.27 to $0.28 per share: 	                             2,598,750
Assumption of ET&T liability:	                                     706,810
                                                                 _________
Total Charges                                                    3,494,971
                                                                 _________

                               Credits

License fee (Note 6B):                                           2,000,000
Restitution (Note 6C): 	                                           125,000
                                                                 _________
Total Credits: 	                                                 2,125,000
                                                                __________

Due from ET&T and Mr. Hughes: 	                                 $1,369,971
                                                                __________

5.  Acquisition.

the Company acquired a 100% interest in Rogel Technologies in May 1999. Revenues were $247,000 and the net loss was $75,000 for the six months ended June 30, 1999; revenues were $84,000 and the net profit was $2,600 for the six months ended June 30, 1998. The acquisition was accounted for as follows:

2,500,000 shares of restricted stock: 	                        $   687,500
2,500,000 shares of free trading stock
to be delivered post June 30, 1999:	                             1,375,000
                                                               ___________
                                                              	$ 2,062,500
                                                               ___________

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Because the Company was in a start-up phase, there were no revenues in either period. Activity for the six months ended June
30, 1998 was immaterial (approximately $56,000 of expenses).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report:

(a) Special Meeting of the shareholders of the Company was held on May 21, 1999.

(b) The shareholders voted on approving and Agreement and Plan of Merger between Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation (now know as eConnect), for the purpose of redomiciling the Company to the State of Nevada. The Agreement and Plan of Merger was approved by a total of 8,700,000 shares (in person and by proxy) out of a total of 14,500,000 shares entitled to vote at that time (no shares voted against the merger). This merger was evidenced by the filing of Articles of Merger with the Nevada Secretary of State (effective on June 1, 1999).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB, as follows:

     (1)  Form 8-K filed on June 2, 1999 reflecting the merger described in
          Item 4 above, the resulting change of the fiscal year, as well as the Amendment of the Articles of Incorporation of the Company changing the name from "Betting Inc." to "eConnect."

     (2) Form 8-K filed on June 23, 1999 reflecting the new address for the Company and the new trading symbol for the Company on the OTC Bulletin Board: ECNC.

(b)  Exhibits included or incorporated by reference herein: See
     Exhibit Index.


                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this repeort to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eConnect


Dated: November 16, 1999				              By: /s/ Thomas S. Hughes
                                     								Thomas S. Hughes, President


                               EXHIBIT INDEX

Exhibit 					                         Description
No.

3.1	      Articles of Incorporation of the Company, incorporated by
reference to Exhibit 3.1 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

3.2	      Amendment of Articles of Incorporation, incorporated by refereence to Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

3.3	      Bylaws of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2/A filed on July 22, 1999.

4.       	Class A Warrant Agreement, incorporated by reference to Exhibit 4.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28,
1993.

10.1	     Agreement to License Assets (incorporated by reference to
Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2	     Escrow Agreement (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on February 25, 1997).

10.3	     ET&T Host Processing Agreement (incorporated by reference to
Exhibit 10.3 of the Form 10-KSB for the period ending on August 31, 1998).

10.4	     ET&T Licensing Agreement (incorporated by reference to
Exhibit 10.4 of the Form 10-KSB for the period ending on August 31, 1998).

10.5      Letter of Commitment between Rogel Technologies and the
Company, dated May 6, 1999 (see below).

27.      	Financial Data Schedule (see below).