Form 10QSB
period 1999-09-30
ECONNECT
filed 1999-11-18
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                     COMMISSION FILE NUMBER: 33-68570

                                eConnect                   .
(Exact name of registrant as specified in its charter)

               Nevada                                43-1239043
(State or jurisdiction of  incorporation             I.R.S. Employer
             or organization)                     Identification No.)

2500 Via Cabrillo Marina, Suite 112, San Pedro, California   90731
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number:  (310) 514-9482

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

As of September 30, 1999, the registrant had 74,096,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X   .


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF SEPTEMBER 30, 1999
         AND DECEMBER 31, 1998                                      3

         STATEMENTS OF OPERATIONS FOR THE THREE
         AND NINE MONTHS ENDEDSEPTEMBER 30, 1999
         AND SEPTEBMER 30, 1998                                     4

         STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1999 AND
         SEPTEMBER 30, 1998                                         5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                         13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       14

ITEM 5.  OTHER INFORMATION                                         14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURE                                                          14


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                            eConnect
                         BALANCE SHEETS
                          (Unaudited)
                                     September 30,        December 31,
                                          1999               1998

                            ASSETS

Current Assets
  Cash                               $     44,646         $      8,862
  Total current assets                     44,646                8,862
Goodwill net of accumulated
amortization of $138,506                4,046,605                    0
Art Auction, net of accumulated
amortization of $21,220                   838,614
License                                   201,083
Due from a related party                1,369,971
Property and equipment                     18,181                    0

  Total Assets                       $  6,519,100         $      8,862

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                   $    174,949         $    305,121
  Due to a related party                        0               24,169
  Debenture payable                       500,000                    0
  Current portion - due vendor             60,000                    0
    Total current liabilities             734,949              329,290
Long Term Liability
  Due vendor - less current portion
   of $60,000                             553,000                    0
     Total liabilities                  1,287,949              329,290

Commitments and Contingencies                   0                     0

Stockholders' Equity (Deficit):
  Common stock, $0.001 par value
  at September 30,$0.01 at
  December 31; authorized
  200,000,000 shares; issued and
  outstanding 74,096,000
  and 14,475,234, respectively             74,096              144,752

Additional paid-in capital             20,784,033            5,018,560
  Accumulated deficit                 (15,626,978)          (5,483,740)
   Total stockholders' equity
(deficit)                               5,231,151             (320,428)
   Total Liabilities and
   Stockholders' Equity (Deficit)   $   6,519,100       $        8,862

See accompanying notes to interim financial statements

                             eConnect
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                         Three Months Ended         Nine Months Ended
                            September 30,               September 30,
                        1999           1998        1999           1998

Revenues               $      40,000  $       0   $     40,000 $      0

Cost of Sales                      0          0              0        0

Gross Profit                       0          0              0        0

General and
  Administrative
  expenses:
  Consulting fees          3,548,979     35,870      4,416,594   59,620
  Professional fees          101,095      5,000        201,256    5,800
  Software development             0          0        190,170        0
  Debenture interest               0          0         97,500        0
  License fee - related
  Party                            0          0      2,000,000        0
  Executive compensation      53,190          0        103,190        0
  Research & development           0          0        312,184        0
  Finders fees             1,072,762          0      1,157,212        0
  Promotions                 125,000          0        125,000        0
  Restitution expense              0          0        125,000        0
  Public relations           445,280          0        445,280        0
  Amortization               159,726          0        159,726        0
  Strategic alliance         404,200          0        404,200        0
  Other                      355,940        125        445,926   31,759

    Total operating
    Expenses               6,266,172     40,995     10,183,238   97,179

Net loss                 $(6,226,172)  $(40,995)  $(10,143,238)$(56,184)

Net loss per common
share                    $      (.25)  $   (.00)  $       (.22)$   (.01)

Weighted average
shares outstanding        62,589,411  13,374,566    32,867,672 11,980,494


See accompanying Notes To Interim Financial Statements

                                eConnect
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                              Nine Months Ended
                                      September 30,       September 30,
                                           1999                1998
Cash Flows From Operating Activities
 Net loss:                            $(10,143,238)       $(97,179)
  Stock given for services               6,779,613          65,477
  Stock to be given for services -
  related party                          2,125,000               0
  Amortization of goodwill                 159,726               0
 Loss adjusted to cash basis            (1,078,899)        (31,702)
  Changes in assets and liabilities
  (accounts payable)                      (154,341)         24,793
 Loans payable                             (93,810)          6,875
  Cash Used in Operating Activities     (1,327,050)            (34)

Cash Flows From Investing Activities:
 Purchases of goodwill                  (4,185,111)              0
 Purchase of the Art Auction              (859,834)              0
 Purchase of license                      (201,083)              0
 Advance to a related party               (189,411)              0
 Property and equipment                    (18,181)              0
  Cash Used in Investing Activities     (5,453,620)              0

Cash Flows From Financing Activities:
 Issuance of debenture                     500,000               0
 Issuance of common stock                6,316,454               0
  Cash Provided by Financing
  Activities                             6,816,454               0

Net increase (decrease) in cash             35,784             (34)
Cash at beginning of period                  8,862              34

Cash at end of period                  $    44,646               0

Supplemental Disclosures:
  Non-monetary transactions
   Stock issued for goodwill, the
   Art Auction, and license            $ 5,853,803               0

  Interest paid                        $    97,500               0

See accompanying Notes To Interim Financial Statements.

                       eConnect and Subsidiaries
                     NOTES TO INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

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

On May 17, 1999, an Agreement and Plan of Merger between
Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation ("Company") was executed by an authorized signatory of each company. At a duly called meeting of shareholders on May 21, 1999, the merger of the two companies was approved by a majority of the shareholders appearing in person or by proxy. Effective on June 1, 1999, Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile to the State of Nevada. As a result of the merger, the fiscal year-end was changed from August 31 to December 31 and the par value of the common stock was changed from $0.01 per share to. $0.001 per share. On June 4, 1999, a Certificate of Amendment of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Company to "eConnect.". An audited report will be filed for the sixteen month period from September 1, 1998 through December 31, 1999.

The Company's business has been in a start-up mode. No revenue has been recorded. As set forth in Note 4 "Acquisitons," the Company has acquired certain revenue producing businesses. Hence forth, certain segments of the business will be revenue producing while other segments will continue in the start-up phase.

3.  Continued Existence.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As set forth above, the Company, through September 30, 1999, has been in a start phase experiencing negative working capital and a stockholders' deficit. This raises substantial doubt about its ability to continue as a going concern. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management's plans to continue as a going concern include the acquisition of going concern businesses (Note 4 Acquisitions) and borrowings (Note 10 Subsequent Event). Management is cautiously optimistic that the unaudited revenue and earnings generated by businesses prior to acquisition will continue and be available to fund those business segments still in the start-up phase.

4.  Related Party Transactions.

The Company has entered into various agreements with Electronic Transactions and Technologies ("ET&T"), a corporation
70% owned by Mr. Hughes. The following are the transactions for the nine months ended September 30, 1999 between the related parties (ET&T and Mr. Hughes) and e Connect:

                                Charges

Cash disbursed to the related parties
(net of a $50,000 salary):                           $   189,411

144 Restricted Stock issued
to Mr. Hughes:                  4,000,000 shares

144 Restricted Stock issued
to ET&T:                        5,400,000 shares
                                9,400,000 shares

Value at $0.27 to $0.28 per
share:                                                2,598,750
Assumption of ET&T liability:                           706,810
Total Charges                                         3,494,971

                                 Credits

License fee (Note 6B):                                2,000,000
Restitution (Note 6C):                                  125,000
Total Credits:                                        2,125,000

Due from ET&T and Mr. Hughes:                        $1,369,971

5.  Acquisition.

The Company acquired a 100% interest in Rogel Technologies (May 1999) and Isla Escondida (September 1999), a Costa Rican corporation doing business as "777WINS"; a 33 1/3% interest in Cash 2 Trade (September 1999) and the asset "The Art Auction" (September 1999).

Following are the unaudited pro forma revenues and net income (loss) fro the above companies and assets:

                                          NINE MONTHS ENDED
                                 September 30          September 30
                                      1999                  1998
                                         Net                   Net
                                      Income                Income
                         Revenue      (Loss)     Revenue     (Loss)

Rogel Technologies       $   370,000  $(112,000) $126,000 $   4,011
Isla Escondida               900,000    338,000         -         -
Cash 2 Trad                        -          -         -         -
The Art Auction              210,000     45,000         -   (24,000)
                         $1,480,000   $ 271,000  $126,000 $(19,987)

6.  Summary of Significant Accounting Policies.

A.  Principles of Consolidation.

The consolidated unaudited interim financial statements include the accounts of eConnect (Parent Company), and its wholly owned subsidiaries Rogel Technologies and Isla Escondida; and its 33 1/3% minority interest in Cash 2 Trade. All significant inter company transactions and balances have been eliminated in the consolidation. Because Cash 2 Trade has not commenced business, no minority interest has been recorded.

B.  Amortization of Goodwill.

The Company's acquisitions (Note 5) represent technologies which management believes will produce future earnings.
Management has elected to amortize the goodwill over 10 years.
This will result in a charge of approximately $500,000 per year.

C.  Stock Issued for Acquisitions and Services.

The Company has acquired most of their assets and paid for services through the issuance of shares of its common stock. The shares are valued at the closing market price on the day the shares were issued. Restricted shares are discounted 50%.

D.  Loss Per Share.

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

E.  Use of Estimates.

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

F.  New Accounting Pronouncements.

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. For the period ended September 30, 1999, SFAS No. 130 was not considered applicable to the Company's operations. The Company does not expect its impact on the financial statements to be significant in 1999.

7.  Commitments and Contingencies.

A.  Consent Decree.

The Company has entered into a consent decree with the U.S. Securities and Exchange Commission ("SEC") concerning the non-filing of the 1997 and 1998 Form 10Ks and Form 10Qs for the first three quarters of fiscal 1998, and the corresponding Notifications of Late Filings (Form 12b-25). The consent decree has been entered in the United States District Court and resulted in the issuance of a permanent injunction prohibiting the Company from violating the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Since the consent decree was entered, the Company has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999; (b) Form 10QSB for the quarter ended June 30, 1999 (due by August 14, 1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Company entered on the EDGAR electronic filing system); (c) a Form 10-QSB for the transition period ended December 31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999;
(d) Form 8-K to reflect a certain acquisition by the Company (due by May 21, 1999) - filed with the SEC on November 15, 1999; and
(e) Form 8-K to reflect two acquisitions by the Company (due by September 15, 1999) - filed with the SEC on November 16, 1999. The Company to date has not received any communication from the SEC with regard to these late reports.

B.  Litigation.

On August 19, 1999, a Canadian investment firm threatened to file suit against the Company in connection with providing certain funds to the Company in the amount of $500,000 in connection with debenture monies received subsequent to December 31, 1998 (funds received were $417,500, net of a $82,500 fee). A liability of $500,000 was recorded when the funds were received and is so included on the Company's Form 10-QSB filed for the period ended June 30, 1999. On November 15, 1999, the Company was served with a complaint in this matter seeking damages in the amount of $1,233,889, as well as an application for various orders. The Company intends to vigorously defend any such action and to pursue applicable counterclaims under federal securities laws and regulations.

C.  Licensing Agreement.

ET&T has licensed the global intellectual rights of four products to e Connect. The products are: "The Paymaster," "The Slick," "The Pocket Pay" and " The TV Pin Pad Remote." Each product is licensed at $2,000,000 and is due if and when the Company perfects the product. To date, only "The PayMaster" has been perfected.

D.  Restitution.

In connection with the acquisition of the wholly-owned subsidiary, Rogel Technologies, Mr. Thomas Hughes gave up 250,000 shares of his own stock valued at $.50 per share. In the event
Mr. Hughes receives the stock back, the restitution loss will be canceled.

E.  Stock Options.

The Company does not have a formal stock plan, however, certain consultants have, as part of their agreements, the right to buy stock at a stipulated price per share.


F.  Agreement to License Assets.

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

As of the date of these financial statements, the terms of the Licensing Agreement have not been met by the Company. However, the Company has entered into an amendment of the original agreement that provides for an extension of the cancellation deadline from February 10, 1998, to September 1, 2001, subject to certain conditions specified in the agreement. As of the date these financial statements, none of the conditions have been met. All conditions set forth in the original agreement need to be met on or before September 1, 2001.

The License Agreement also provides that in the event that the bid price for the common stock of the Company is more than $3.00 per share for any twenty consecutive day period, the ET&T shall have the option to purchase up to 13,822,000 additional shares of the Company common stock at an exercise price of $.30 per share.

8.  Earnings (loss) Per Share.

Net earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period.

9.  Income Taxes.

The Company has unused net operating loss (NOL) carryforwards of approximately $2,800,000 at February 18, 1997, that were generated by Leggoons, Inc. The unused net operating losses expire in various amounts from 2009 to 2012. However, due to change of ownership rules of Section 382 of the Internal Revenue Code, as amended, some or all of these NOL carryforwards may be unavailable to offset any future income of the Company. The Company generated losses of approximately $1,658,000 during the six month period ended August 31, 1997, losses of approximately $197,000 during the year ended August 31, 1998, and losses of approximately $10,143,000 during the nine months ended September 30, 1999. These losses, totaling $14,798,000, may not qualify as federal and state NOL carryforwards due to the possible nondeductibility of the noncash service costs incurred and the change of ownership rules of Section 382. The Company provides an allowance for the entire amount of any deferred tax assets that are applicable to the NOL.

In connection with the change in fiscal years (see Note 2), an application with the IRS will be filed to change the tax year.

10.  Subsequent Event.

The Company has entered into an agreement with a venture capital company whereby a potential credit line of $5,000,000 is available. Draw downs on the credit line are determined by the Company's stock performance. To date the draw downs have been approximately $165,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

Because the Company was in a start-up phase, there were no significant revenues in either period. Activity for the nine months ended September 30, 1998 was immaterial (approximately
$97,000 of expenses).

For the period ended September 30, 1999, expenses were approximately $10,183,000. Of the total expenses $2,000,000 was for a license fee, $4,417,000 for consulting expenses and $1,157,000 for finders' fees or an aggregate of $7,574,000.

Of the above $10,183,000 expenses, approximately $8,905,000 were in shares of the Company's common stock.

Liquidity and Capital Resources

Because activity for the nine months ended September 30, 1998 was immaterial, liquidity was not a factor. For the nine month period ended September 30, 1999 the Company raised $417,500 from a debenture offering ($82,500 fee), approximately $862,000 from a stock offering and $160,000 from individual borrowings.

For the period ended September 30, 1999 debt from individual borrowings was paid down by $100,000. The Company paid down approximately $700,000 on its debt to ET&T by assuming ET&T's liability to a vendor.

From April 1, 1999 to September 1, 1999, 777WINS.com which is owned by Isla Escondida, generated an average of $100,000 per month in gaming revenues which the Company found was being directed to other casinos on the server. As the Company was not yet the owner of this company, management decided to continue with the acquisition process and then remove the other casinos. The Company did not complete the acquisition of Isla Escondida until mid September 1999. Once acquisition was complete, management took several weeks to remove the four other casinos that were present on the gaming server, to contract with a new credit card processor, and to reconfigure the business server with new pass codes and security measures. This action was completed as of November 8, 1999. The Company will be reporting revenues generated as of November 1999 onwards.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 1999.

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

The Company currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising, which could have a material adverse effect on its business, results of operations, and financial condition. The Company's Year 2000 plans are based on management's best estimates.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

On August 19, 1999, counsel for Thomson Kernaghan, a
Canadian investment firm ("TK"), threatened to file suit against the Company in connection with TK providing certain funds to the Company in the amount of $500,000. The Company has indicated to this counsel that based on the actions of TK in this matter, the Company is not now indebted to TK in any amount since TK has caused damage to the Company and its shareholders well in excess of any amount allegedly owed by the Company to TK. On November 15, 1999, the Company was served with a complaint in this matter seeking damages in the amount of $1,233,889, as well as an application for various orders. The Company intends to vigorously defend such action and to pursue applicable counterclaims. Management is studying this matter, and does not have an opinion on the outcome of the litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB, as follows:

    (1) Form 8-K filed on July 23, 1999 reflecting the resignation of the previous independent account for the Company on July 19, 1999 and the engagement of a new independent accountant for the Company on July 22, 1999.

    (2) Form 8-K filed on August 26, 1999 reflecting the acquisition by the Company of all the stock and other assets of a company known as eBet.com, Inc., a Nevada corporation.

(b)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eConnect


Dated: November 17, 1999        By: /s/ Thomas S. Hughes
                                    Thomas S. Hughes, President

EXHIBIT INDEX

Exhibit No.   Description

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed on July 2, 1999).

3.2 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2 filed on July 2, 1999).

3.3           Certificate of Amendment of Articles of Incorporation
             (incorporated by reference to Exhibit 3.3 of the Registration
              Statement on Form SB-2/A filed on July 22, 1999).

3.4           Bylaws of the Company (incorporated by reference to Exhibit
              3.3 of the Registration Statement on Form SB-2 filed on July 2, 1999).

4.1           Class A Warrant Agreement (incorporated by reference to
              Exhibit 4.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993).

4.2 Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

4.3           Registration Rights Agreement (incorporated by reference to
              Exhibit 4.3 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

4.4 Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

10.1          Agreement to License Assets (incorporated by reference to
              Exhibit 10.16 to the Form 8-K filed on February 25, 1997).

10.2          Escrow Agreement (incorporated by reference to Exhibit
              10.17 to the Form 8-K filed on February 25, 1997).

10.3          ET&T Host Processing Agreement (incorporated by reference to
              Exhibit 10.3 of the Form 10-KSB/A for the period ending on August 31, 1998).

10.4          ET&T Licensing Agreement (incorporated by reference to
              Exhibit 10.4 of the Form 10-KSB/A for the period ending on August 31, 1998).

10.5 Letter of Commitment between Rogel Technologies and the Company (incorporated by reference to Exhibit 2 to the Form 8-K filed on November 15, 1999).

10.6 Acquisition Agreement between eBet.com, Inc. and the Company (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 15, 1999).

10.7 Stock Exchange Agreement between the Company, La Empresa Ranco Plasticos Limitada, Michael Lanes, and Jamie Ligator, dated August 31, 1999 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 16, 1999).

10.8          Acquisition Agreement between the Company and PowerClick
             (incorporated by reference to Exhibit 2.2 to the Form 8-K
              filed on November 16, 1999).

27            Financial Data Schedule (see below).