Form 10QSB/A
period 1999-09-30
ECONNECT
filed 2000-03-09
CIK 911934

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

As of September 30, 1999, the registrant had 77,852,101 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes        No    X   .

                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF SEPTEMBER 30, 1999
         AND DECEMBER 31, 1998                                   3

         STATEMENTS OF OPERATIONS FOR THE THREE
         AND NINE MONTHS ENDED SEPTEMBER 30, 1999
         AND SEPTEMBER 30, 1998                                  4

         STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1999 AND
         SEPTEMBER 30, 1998                                      5

         NOTES TO FINANCIAL STATEMENTS                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                    14

ITEM 5.  OTHER INFORMATION                                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       14

SIGNATURE                                                       14

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                              eConnect
                           BALANCE SHEETS
                             (Unaudited)
                                  September 30,        December 31,
                                       1999               1998

                           ASSETS
Current Assets
 Cash                              $    44,646         $     8,862
  Total current assets                  44,646               8,862
Goodwill net of accumulated
amortization of $138,506             4,046,605
Art Auction, net of accumulated
amortization of $21,220                838,614
License                                201,083
Due from a related party             1,369,971
Property and equipment                  18,181

   Total Assets                    $ 6,519,100        $      8,862

                   LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
 Accounts payable                  $   502,449        $    305,121
 Due to a related party                                     24,169
 Debenture payable                     500,000
 Current portion - due vendor           60,000
   Total current liabilities         1,062,449             329,290
Long Term Liability
 Due vendor - less current
portion of $60,000                     553,000
   Total liabilities                 1,615,449             329,290

Commitments and Contingencies                0                   0

Stockholders' Equity (Deficit):
 Common stock, $0.001 par value
 at September 30, $0.01 at
 December 31; authorized
 200,000,000 shares; issued and
 outstanding 77,852,101
 and 14,475,234, respectively           77,852             144,752
 Additional paid-in capital         21,508,993           5,018,560
 Accumulated deficit               (16,683,194)         (5,483,740)
   Total stockholders' equity
(deficit)                            4,903,651            (320,428)
   Total Liabilities and
   Stockholders' Equity (Deficit) $  6,519,100         $     8,862

See accompanying notes to interim financial statements

                               eConnect
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                       Three Months Ended         Nine Months Ended
                          September 30,             September 30,
                     1999            1998       1999           1998

Revenues             $   40,000    $     0      $    40,000   $      0

Cost of Sales                 0          0                0          0

Gross Profit             40,000          0           40,000          0

General and
Administrative
expenses:
 Consulting fees      3,548,979     35,870        4,416,594     59,620
 Professional fees      101,095      5,000          201,256      5,800
 Software development                               190,170
 Debenture interest                                  97,500
 License fee -
 related party                                    2,000,000
 Executive
 Compensation            53,190                     103,190
 Research &
 Development                                        312,184
 Finders fees         1,072,762                   1,157,212
 Promotions             125,000                     125,000
 Restitution expense          0                     125,000
 Public relations       445,280                     445,280
 Amortization           159,726                     159,726
 Strategic alliance     404,200                     404,200
 Other                  355,940      125            445,926    31,759

 Total operating
Expenses              6,266,172   40,995         10,183,238    97,179

Net loss            $(6,226,172) $(40,995)     $(10,143,238) $(56,184)

Net loss per
common share        $      (.10) $   (.00)     $       (.31) $   (.01)

Weighted average
shares outstanding    62,589,411 13,374,566     32,867,672   11,980,494

See accompanying notes to interim financial statements

                              eConnect
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                       Nine Months Ended
                                   September 30,       September 30,
                                        1999               1998

Cash Flows From Operating
Activities:
 Net loss:                         $(10,143,238)       $(97,179)
  Stock given for services            6,779,613          65,477
  Stock to be given for services
   related party                      2,125,000
  Amortization of goodwill              159,726
  Loss adjusted to cash basis        (1,078,899)         (31,702)
Changes in assets and
Liabilities:
  Accounts payable                      173,159           24,793
  Loans payable                         (93,810)           6,875
  Cash Used in Operating Activities    (999,550)             (34)

Cash Flows From Investing
Activities:
 Purchases of goodwill               (4,185,111)
 Purchase of the Art Auction           (859,834)
 Purchase of license                   (201,083)
 Advance to a related party            (189,411)
 Property and equipment                 (18,181)               0
 Cash Used in Investing
 Activities                          (5,453,620)               0

Cash Flows From Financing
Activities:
 Issuance of debenture                  500,000
 Issuance of common stock             5,988,954
 Cash Provided by Financing
 Activities                           6,488,954                0

Net increase (decrease)
in cash                                  35,784               (34)

Cash at beginning of period               8,862                34

Cash at end of period                $   44,646         $       0

Supplemental Disclosures:
 Non-monetary transactions
 Stock dividend                      $1,056,216
 Stock issued for goodwill,
 the Art Auction, and license        $5,853,803
  Interest paid                      $   97,500         $      0

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

5.  Acquisitions.

The Company acquired a 100% interest in Rogel Technologies (May 1999) and Isla Escondida (September 1999), a Costa Rican corporation doing business as "777WINS"; a 33 1/3% interest in Cash 2 Trade (September 1999) and the asset "The Art Auction" (September 1999).

Following are the unaudited pro forma revenues and net income (loss) from the above companies and assets:

                                            NINE MONTHS ENDED
                                September 30           September 30
                                    1999                    1998
                                       Net                      Net
                                       Income                   Income
                          Revenue      (Loss)      Revenue     (Loss)

Rogel Technologies        $  370,000   $(112,000)  $126,000 $   4,011
Isla Escondida               900,000     338,000         --        --
Cash 2 Trade                      --          --         --        --
The Art Auction              210,000      45,000         --    (24,000)
                          $1,480,000   $  271,000  $126,000 $  (19,987)

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

G.  Stock Dividend.

A five percent stock dividend consisting of 3,756,101 shares of common stock was paid on September 20, 1999 to stock holders of record as of Septebmer 14, 1999. The dividend was valued at $0.2812 per share, for an aggregate value of $1,056,216.

7.  Commitments and Contingencies.

A.  Consent Decree.

The Company has entered into a consent decree with the U.S. Securities and Exchange Commission ("SEC") concerning the non-filing of the 1997 and 1998 Form 10Ks and Form 10Qs for the first three quarters of fiscal 1998, and the corresponding Notifications of Late Filings (Form 12b-25). The consent decree has been entered in the United States District Court and resulted in the issuance of a permanent injunction prohibiting the Company from violating the requirements of the Securities Act of 1933 and the Securities Exchange
Act of 1934. Since the consent decree was entered, the Company has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filed on August 23, 1999 (due to an error in the CIK code for the Company entered on the EDGAR electronic filing system); (c) a Form 10-QSB for the transition period ended December 31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999; (d) Form 8-K to reflect a certain acquisition by the Company (due by May 21, 1999) - filed with the SEC on November 15, 1999; and (e) Form 8-K to reflect two acquisitions by the Company (due by September 15, 1999) - filed with the SEC on November 16, 1999. The Company to date has not received any communication from the SEC with regard to these late reports.

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

                                     eConnect


Dated: March 8, 2000                 By: /s/ Thomas S. Hughes
                                     Thomas S. Hughes, President

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