Form 10KSB
period 1999-12-31
ECONNECT
filed 2000-05-09
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value; Class A Warrants

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

The Registrant had revenues of $40,000 for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 2000:
Common Stock, par value $0.001 per share -- $114,423,601. As of May 1, 2000, the Registrant had 162,394,801 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                15

ITEM 3.  LEGAL PROCEEDINGS                                         15

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         18

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           19

ITEM 6.  PLAN OF OPERATION                                         22

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    28

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        28

ITEM 10.  EXECUTIVE COMPENSATION                                   30

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    30

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           31

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                  34

SIGNATURES                                                         36

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development

The Registrant was originally organized under the laws of the State of Missouri on September 1, 1981, as HANDY-TOP, INC. On April 20, 1983, the Articles of Incorporation were amended to change the name of the corporation to HTI Corporation. On May 28, 1993, the Articles of Incorporation were amended to change the name of the corporation to Leggoons, Inc. and increase the number of authorized shares of common stock from 40,000 to 10,000,000 and decrease the par value of the common stock from $1.00 per share to $0.01 per share. Also on May 28, 1993, Leggoons, Inc., declared a 14-for-1 stock split.

Leggoons, Inc., was engaged in the design, manufacture and distribution of apparel and related accessories which are sold to specialty and department stores nationwide under the brands Leggoons, CPO by Leggoons, John Lennon Artwork Apparel, and Snooggel. On January 19, 1996, Leggoons, Inc. adopted a formal plan to discontinue the designing, selling, manufacturing and distribution of its apparel products. As part of such plan, Leggoons, Inc., discontinued production on April 30, 1996, and intended to either sell or liquidate the operations within twelve months of that date.

On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment
for the Benefit of Creditors" (the "Assignment").   An Assignment
is a business liquidation device available as an alternative to bankruptcy. The third party assignee, a Nebraska corporation, also named Leggoons, Inc. (the "Assignee"), was required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors. Leggoons, Inc. continued to maintain its status as a shell corporation.

On February 18, 1997, Leggoons, Inc. entered into an
Agreement to License Assets from Home Point of Sales, Inc.(now know as Electronic Transactions & Technology - "ET&T")) for the purpose of licensing certain technology for the development of Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT"). ET&T is a privately held corporation 70% owned by Thomas S. Hughes, President of the Registrant. This technology is designed to enable consumers to instantly pay bills or impulse purchase from home with real time cash transactions.

Mr. Hughes, Chairman of ET&T, became Chairman and President of Leggoons, Inc. on March 1, 1997. At that time, the name was changed to Betting, Inc.

On April 28, 1997, the Registrant entered into a Host
Processing Agreement with ET&T for the purpose of having ET&T act as the bank host processing for all Betting, Inc.'s future transactions that are sent by terminals that read credit cards or ATM cards. On March 27, 1998, the Registrant entered into a License Agreement with ET&T for the purpose of licensing additional technology for processing electronic banking transactions. The technology licensed under this agreement supplements the technology licensed under the Agreement dated February 18, 1997.

On May 17, 1999, an Agreement and Plan of Merger between
Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation ("Registrant") was executed by an authorized signatory of each company (see Exhibit 2 to this Form 10-KSB).
On May 21, 1999, the merger of the two companies was approved by a majority of the shareholders. Effective on June 1, 1999, Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile of the Registrant from the State of Missouri to the State of Nevada. This also resulted in the change of the fiscal year end from August 31 to December
31. On June 4, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Registrant to "eConnect" and increasing the number of authorized common shares to 100,000,000 (see
Exhibit 3.2 to this Form 10-KSB). On August 23, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 200,000,000 (see Exhibit 3.3 to this Form 10-KSB).

(b)  Business of the Registrant.

(1)  Transaction Division.

The business of the Registrant is to drive (process) PERFECT global transactions with specific emphasis on ATM card with PIN instant cash transactions. There are two aspects to the industry of self serviced home or mobile swiped ATM card with PIN entry or credit card transactions which the Registrant has named PERFECT (personal encrypted remote financial electronic card transactions).

The first aspect is the development of the "Bank Eyes Only" transactions system whereby a consumer can use a remote terminal from a home environment or mobile environment to read a credit card or ATM card with PIN or a smart card which is then sent to a host processor for card authorization. "Bank Eyes Only" transactions refers to a direct Internet connection between the consumer's terminal and the Registrant's bank card authorization system. The web merchant does not store nor has ready access to the consumer's card data. These "Bank Eyes Only" terminals are remote from the merchant (protecting the consumer's data) and are wireless or landline or computer enabled. This should result in greater consumer confidence in performing such financial transactions.

This system will also enable the consumer or business person to effect instant cash payments to the recipient. A transaction using the terminal device with an ATM card with PIN is considered a cash payment. Internet "Bank Eyes Only" ATM card with PIN payments could substantially affect global commerce, completely changing the way people around the world do business.

The second aspect of a PERFECT transaction is the usage of the Registrant's proprietary hardware placed in public locations for self serviced bill payments by ATM card with PIN entry.
Today, bankcard authorized transactions, that are terminal driven, are initiated by consumers, "face to face" with merchants. The Registrant's "Bank Eyes Only" transaction enables the consumer to perform the transaction safely from a remote location. These PERFECT transactions are originated by the consumer. The transaction is encrypted before being sent. The merchant does not originate the transaction by swiping the bank card; the consumer swipes the bank card with no merchant present. The consumer is "remote" from the merchant.

Applications of the PERFECT industry focus specific attention of the usage of ATM card with PIN entry to effect "just in time" bill, tax, mortgage, or premium payments from home, to "reserve your seat"T for entertainment purposes.

The Registrant acknowledges that a proprietary hardware device is necessary to conduct its fee per transaction business. However, the revenue will derive not from the hardware but from the transaction fees. The Registrant's goal is to develop network global host processing centers. These centers will drive and be compatible with all types of hardware made by many different competitors.

The Registrant has spent over $2,000,000 in cash and stock during the last two fiscal years developing the system for the implementation of the PERFECT industry in general and for the specific application of Internet "Bank Eyes Only" transactions in particular.

The Registrant has contracted exclusive licenses for global usage of Patent No. 5,336,870, issued August 8, 1994, Patent No.
5,754,655, issued May 19, 1998, and Patent No. 5,809,143, issued
September 15, 1998 (see Exhibit 99.1 to this Form 10-KSB). These three Patents broadly cover the implementation of what the Registrant is now calling "Bank Eyes Only" transactions.

Patent No. 5,336,870 has developed into the EzyDepot unit, which is now being upgraded to a wireless unit for use by households in the U.S. pay home services such as for plumbers and carpet cleaners. Using the ExyDepot unit, consumers may pay for household services from home with an ATM card rather than with a check. The Registrant will generate revenues from fees paid by the home service merchant to receive real cash in real time, and the Registrant will also generate revenue from the sales of the EzyDepot.

Patent No. 5,809,143 has developed into what the Registrant is calling the eCashPad, and the specific focus is for Internet "Bank Eyes Only" usage. This device connects directly to a personal computer and runs on the Windows operating system. The Registrant expects that the eCashPad should be commercially available in June for use by consumers.

Patent No. 5,754,655 covers is in the process of development as a hand held wireless voice capable phone and terminal for sale and distribution into the PERFECT industry, with specific focus for "Bank Eyes Only" Internet ATM card with PIN entry transactions. This product is called the ePocketPay and is in the development stage.

The present "Bank Eyes Only" system consists of the proprietary Registrant eCashPad, the proprietary Registrant EzyDepot, the Registrant/RGTecq Linux Transaction Server, and the Registrant host systems which will drive these transactions. In other words, simple servers at the host center will "drive" the incoming eCashPad or EzyDepot transactions into the bank system for authorization. For example, the Linux transaction server will receive the incoming eCashPad transaction and then send the transaction on to the Registrant host system for card authorization. At no time is any bankcard data stored with the Internet merchant, and this simple action effects a highly secure consumer Internet transaction. The Linux server operates on proprietary software developed by the Registrant.

National Data Funding Corporation will be providing the Registrant with operations support for the Registrant' host systems under an agreement with the Registrant in April 2000.

The eCashPad has been developed by Asia Pacific Micro, Inc, under a manufacturing agreement entered into in January 2000. Production of the eCashPad has commenced in Asia and is commercially targeted for distribution in June 2000. This unit attaches to the consumer's computer keyboard and enables the consumer to affect Internet "Bank Eyes Only" transactions, from the consumer's home or office. The Registrant will receive a fee from the merchant per transaction. The Registrant is currently establishing distribution agreements for the eCashPad.

The eCashPad will also be distributed with private labels. Companies participating in the private label eCashPads will enjoy the benefit of receiving a portion of the Registrant's transaction fee for transactions made to them in addition to those made to other merchants. For example, an insurance company using the eCashPad will generate cash payments by ATM card with PIN entry for its premium payments. In addition, it can generate additional revenues from the same eCashPad as it is used to pay a phone bill, to make a charitable donation, to purchase a product, or to pay a tax bill. The Registrant will receive a projected fee of $1.00 per transaction.

The ePocketPay is targeted for a third quarter prototype which will effect hand held wireless "Bank Eyes Only" transactions plus act as a wireless voice phone.

The first country outside of the United States that the Registrant is presently developing a host system is the Dominican Republic, the second is Ireland, followed by Hong Kong and then Australia. The Registrant has recently formed eConnect Dominican Republic, S.A. to develop its gaming and other operations in the Dominican Republic. The Registrant has chosen these countries since they have a strong usage of ATM card with PIN entry.

Within the countries of Hong Kong, Ireland, Australia, and the Dominican Republic, the Registrant recognizes that the eCashPad within those countries will naturally evolve into ATM card with PIN cash games, and the Registrant intends the present holdings of Top Sports and 777WINS to be combined into an eGaming company which will feature the "International", which will be the equivalent of a same day instant cash game between the countries of Australia, Hong Kong, Ireland and the Dominican Republic whereby the eCashPad is used with ATM card and PIN entry and processed by the Registrant's host systems.

The specific goal of the Registrant is to establish global "Bank Eyes Only" ATM card with PIN entry by the usage of the eCashPad which will be targeted for substantial free distribution within the United States and in Hong Kong, Ireland, the Dominican Republic and Australia in the second and third quarters of 2000.

The long term strategic goal of Registrant is to position its global host systems to offer "Bank Eyes Only" processing services for both competitors' terminal solutions and for the Registrant's terminal solutions. This places the Registrant in the position of being a HUB for its own transactions and competitor's transactions. There will also be a particular emphasis on Internet cash payments between countries by the usage of eCashPad or ePocketPay type of devices and ATM card with PIN entry. This enables the Registrant to handle Business to Business transactions and Country to Country transactions.

Revenue generation from "Bank Eyes Only" transactions is expected to begin in the second quarter of 2000 when the eCashPad is freely distributed by the Registrant and is also aggressively deployed by the industries of telecommunications, insurance, collection, network marketing, charity and utilities.

Within the United States market, the Registrant is closely working with NDFC to secure the go ahead for regional ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only" internet payment.

The Registrant's host service in the United States is provided by eFunds, a wholly owned subsidiary of Deluxe Data under an agreement between eFunds and the Registrant entered into in February 2000. The Registrant is currently using the eFunds CONNEX software to provide the Registrant Host support system outside of the United States.

The Registrant is confident that the ATM card network will accept "Bank Eyes Only" transactions. A targeted pilot program is scheduled to begin in the third quarter. Since this is a new endeavor, the Registrant cannot guarantee that such United States "Bank Eyes Only" with ATM card and PIN entry transactions will actualize. The usage of ATM card with PIN entry "Bank Eyes Only" transactions is directly dependent on the acceptance by bank networks such as STAR or MAC.

The Registrant expects the industry of "Bank Eyes Only" Internet transactions to develop substantially by the fourth quarter and anticipates numerous "Bank Eyes Only" product devices to be introduced by various companies. It is the intention of the Registrant to provide support services for such hardware devices and to gain a service fee from the processing of "Bank Eyes Only" transactions. The Registrant encourages the introduction of different types of "Bank Eyes Only" devices.

The Registrant anticipates a strong effort by competitors to seize the "Bank Eyes Only" space on an Internet merchant site and the Registrant recognizes that there are a finite number of top 100 web merchants per category.

In summary, the Registrant intends to build host systems in such countries as the Dominican Republic, Hong Kong, Australia and Ireland, plus numerous other countries, whereby the Registrant's host system is driving many different types of hardware devices as developed by many companies to meet the demand of the PERFECT industry. The Registrant will generate a fee per transaction from the driving of each hardware device which is sending in PERFECT ATM card and PIN entry, credit card and smart card payments.

(2)  Gaming Division.

As of December 31, 1999, the Registrant held a 50% interest in Top Sports S.A., a series of 12 walk in Dominican Republic Sportsbooks. The Registrant's interest in gaming two fold: (1) the generation of revenues; (2) the establishment of a base for the usage of "bank eyes only" eCashPads for global ATM card with PIN entry gaming.

It is anticipated that 777WINS.com, as explained in more detail below, will generate revenue in 2000. Under the strict control of the Dominican Republic subsidiary, United States originated gaming transaction will not be accepted.

The government of the Dominican Republic has granted the Registrant the specific Licenses required to own and manage full service walk in sports gaming public locations and to offer
Internet gaming with the 777WINS.com service.

3.  General.

Registrant presently has 12 full time employees and contracts with multiple independent contractors. To meet the Registrant's service launch requirements, it expects to hire additional financial, technical, administrative and sales staff.

In addition to the Patents set forth above, the Registrant currently has 8 filed applications for trademarks.

(c)  Acquisitions of the Registrant.

(1)  Rogel Technologies.

According to an agreement dated May 6, 1999, the Registrant acquired all of the assets of Rogel Technologies, a sole proprietorship ("RT") (see Exhibit 10.7 to the Form 10-KSB). These assets consisted of the following: (a) proposed RT's Secure Email service; (b) Perfect Merchant Response Software (MRS); (c) RT's Global Market Place Mall (GMM) (the GMM includes these products: GMM Classified Adds, GMM Web hosting services, eTrusts, eHomebuy, eDine, eTheater, Portable Website Software, PCA Compression Software, and Virtual Card Game Software); and (d) the consulting services of Rogel Patawaran for the purpose of creating and writing new software products for the Registrant.

The Registrant agreed to make the following payments under this agreement: (a) 2,750,000 free trading shares; (b) 2,500,000 restricted shares of common stock; (c) options to purchase 500,000 shares of common stock at an exercise price of $0.50 per share, which options expire on June 30, 2000; (d) options to purchase 500,000 shares of common stock at an exercise price of $1.00, which options expire on June 30, 2001; (e) options to purchase 250,000 shares of common stock at an exercise price $2.00 per share, which options expire on June 30, 2002 ; (f) $200,000 per year management fee payable from the gross revenues of RT; and (g) 12.5% of the remaining net profits of RT as an administration fee. A total of 2,500,000 restricted shares of common stock and 2,500,000 free trading shares of common stock have been issued date under this agreement (no options as set forth in the agreement have been issued to date).

Under an agreement dated October 23, 1999, the Registrant agreed to pay Rogel Technologies an additional $168,000 for services related to MRS software and the SafeTPay system server, and to provide additional consulting services for an hourly fee (see
Exhibit 10.14 to the Form 10-KSB). Under an agreement dated November 23, 1999, the parties agreed that in consideration of said sum the MRS and SafeTPay software will remain under the ownership and full control of Rogel Technologies; however, the Registrant would have the right to utilize this software and provide instruction in its use (see Exhibit 10.16 to this Form 10-KSB).

Based on the main focus of this agreement being the consulting services of Mr. Patawaran in research and development activities of the Registrant, the shares issued under this agreement are being accounted for as research and development costs in the financial statements of the Registrant. The Registrant has not as yet made any determination regarding further development of the other items set forth in the agreement.

(2)  eBet.com, Inc.

According to an agreement dated August 12, 1999, the Registrant intended to acquire all of the stock of eBet.com, Inc., a Nevada corporation ("eBet") (see Exhibit 10.8 to this Form 10-KSB); one of the assets of eBet is the eSportsbet.com website). The assets of the company consisted of certain technology in connection with on-line wagering. As part of this transaction, the Registrant also agreed to assume all of the liabilities of eBet. This compensation specified for this acquisition was as follows: (a) 400,000 free trading shares, and 1,000,000 restricted shares, paid to the shareholders of eBet; and (b) 1,200,000 free trading shares paid to the principal of this firm (Edward James Wexler). In addition, the Registrant agreed to pay a total of $225,000 to satisfy the creditors of eBet and for other development costs in connection with the acquisition. However, this agreement was never consummated, and the eSportsbet.com website therefore stayed under the ownership of eBet.com, Inc.

(3)  Isla Escondida, S.A.

La Empresa Ranco Plasticos Limitada, a Costa Rica corporation ("Holder"), was the owner of record of 58.33% of the issued and outstanding stock of Isla Escondida, S.A., a Costa Rica Corporation ("IE") ("Stock"). Pursuant to an agreement between Holder, Jamie Ligator and Michael Lanes, one-half (1/2) of the Stock was actually being held in the name of Holder for the benefit of Lanes and the other one-half (1/2) of the Stock was actually being held in the name of Holder for the benefit of Ligator. Effective on August 31, 1999, the Registrant purchased the Stock under a Stock Exchange Agreement (see Exhibit 10.10 to this Form 10-KSB).

Under this agreement the Registrant paid the following amounts for the Stock: 7,000,000 shares of free trading common stock of the Registrant, to be deposited into an escrow account. These share were all released by December 31, 1999 under the provisions of an accompanying escrow agreement. Subsequent to this agreement, the Registrant acquired, for 5,000,000 free trading shares, the remaining 41.67% of the stock of IE directly from the shareholders of that company in a stock swap (an additional 5,200,000 restricted shares of common stock previously issued in connection with this transaction, which were registered in a Form SB-2 of the Registrant filed on September 3, 1999, still need to be cancelled by the Registrant). In addition to the above amounts paid, the Registrant paid an additional 1,510,000 shares of free trading common stock in connection with closing this transaction.

This asset has generated no revenues for the Registrant since its acquisition. Due to various problems with the 777WINS operation in Costa Rica, this website was closed shortly after the acquisition by the Registrant and no revenues or profits were realized from this operation. As a result, this entire investment was written down to $250,000 in the fourth quarter of fiscal 1999. As set forth in section (5) below, the Registrant now owns only a 50% interest in 777WINS.com in connection with the agreement with Top Sports, S.A.

(4)  TheArtAuction.com

Effective on September 9, 1999, the Registrant acquired the website known as "theArtAuction.com" from PowerClick, Inc., a Nevada corporation, through an Agreement and Plan of Acquisition Agreement (see Exhibit 10.11 to this Form 10-KSB for the agreement which reflected the actual acquisition, which is different from the one attached to a Form 8-K filed on November 16, 1999). Under this agreement, Registrant paid the following:
(a) 1,000,000 shares of free trading common stock of the Registrant; and (b) 1,000,000 shares of restricted common stock of the Registrant. In addition, the Registrant paid an additional 165,000 shares of restricted common stock in connection with closing this transaction.

Although this website did briefly generate revenues in September 1999 totaling approximately $40,000, the website was closed down in November 1999 for reconstruction and has not as yet reopened. Registrant has been upgrading theArtAuction.com into artaste.com, which is scheduled for a second quarter 2000 opening.

5.  Top Sports S.A.

By a Contract of Partnership dated November 20, 1999, the Registrant acquired a 50% interest in Top Sports S.A., a Dominican Republic corporation (see Exhibit 10.17 to the Form 10-
KSB). The Registrant has also entered into a Business Cooperation Agreement with Top Sports S.A., dated December 9, 1999, to carryfroward the terms of the partnership between the two companies under local law (see Exhibit 10.21 to this Form 10-
KSB). Top Sports operates various sports book betting establishments in the Dominican Republic, where casino and related types of gaming are legal. Under these agreements, the Registrant shall be the beneficiary of 50% of all the assets, benefits and gains, an shall share in 50% all the liabilities, losses or obligations that Top Sports, S.A. can hold, to be titled or to be forced as much in the Dominican territory as outside Dominican territory. As part of these agreements, the Registrant agreed to give-up a 50% interest in its website 777WINS.com.

Under these agreements, the Registrant paid the following amounts for this acquisition: (a) U.S. $35,000.00; and (b) 1,000,000 of restricted common stock of the Registrant. The Registrant also agreed to pay options to purchase 2,000,000 shares of common stock of the Registrant, during the 12 months following the execution hereof for the fixed price of U.S. $0.30 per share; these options have not yet been issued.

Under these agreements, it is the intention of the parties that not only will sportsbook betting be expanded in the Dominican Republic, but that only wagering will be facilitated through the 777WINS.com website. To this end, all of the equipment and other assets of 777WINS.com have been moved from Costa Rica to the Dominican Republic in January 2000.

In addition, in January 2000 the Registrant formed eConnect
Dominican Republic S.A. for the purpose of serving internet gaming companies. The intent is to have this firm process cash pay per play transactions through use of the eCashPad.

In order to help fund the operation of Top Sports, S.A., this firm and the Registrant entered into an agreement dated December 16, 1999, whereby the Registrant is to provide that firm with 100,000 free trading shares of the Registrant per month beginning January 2000 and ending December 2000 (see Exhibit 10.24 to this Form 10-KSB). Top Sports will sell such shares in the marketplace and will use the resulting revenues to fund the continued expansion plans of Top Sports SA, specifically the acquisition of 20 targeted Dominican Republic Sports Books.

(d)  Other Agreements.

(1)  First Entertainment Holding Corp.

On April 29, 1999, the Registrant entered into a Joint Venture Agreement with First Entertainment Holding Corp. for the purpose of using the allowing customers to use their ATM cards to make purchases from a number of websites owned by that firm at www.firstentertainment.com (see Exhibit 10.6 to this Form 10-
KSB). These companies intend to move forward with this project once the eCashPad is available for distribution. Each company will share equally in the profits and losses from this joint venture.

(2)  Cash2Trade.

In September 1999, the Registrant entered into an oral joint venture agreement with Robert Bragg and Michael Rice to develop an online investement trading website. The Registrant issued a total of 1,650,000 shares of free trading common stock in this transaction. As of December 31, 1999, the Registrant's management evaluated the value of this investment and substantially all of the $325,000 investment was written off as a loss on investment since it has no future benefit.

International Investor Relations Group.

The Registrant entered into a Consulting Agreement with International Investor Relations Group, Inc. ("IRG"), dated September 24, 1999 (see Exhibit 10.12 to this Form 10-KSB).
Under the terms of this agreement, this firm provided certain services for the Registrant, as follows: (a) 10 road shows; (b) 1 Media Placement in Stock/Card deck reaching 250,000 + investors;
(c) 2 News releases, includes broadcast fax to all interested parties; (d) one research report 6-8 page full color; and (e) a broker card - 2 sided, full color.

Under this agreement, the Registrant paid the following amounts for the services of IRG: (a) $85.000.00; (b) 167,000 free trading shares based on a .21 cent per share price; and (c) 300,000 purchase warrants, as follows: 100,000 $0.50 cents per share, 100,000 at $0.75 cents per share, and 100,000 at $1.00 per share. These have a 2-year expiration date from the original date of signing the agreement.

(4)  Kanakaris Communications.

On October 21, 1999, the Registrant entered into an agreement with Kanakaris Communications for the purpose of developing Internet Cash Programming ("ICP"), a service to be offered by Kanakaris and the Registrant which will enable the consumer to purchase internet video streaming programming by Same-as-Cash (ATM card and PIN), or by Enhanced Credit Card (the payment by credit card that is read by the ePIN or like devices) (see Exhibit 10.13 to this Form 10-KSB). Under this agreement, Kanakaris Communications will provide the delivery to the internet consumer of video streaming programming from either Kanakaris Communications own inventory base or shall act as a distributor of video streaming programming from other entertainment providers.

Under the terms of this agreement, ICP will be established as a separate Nevada corporation and will authorize 1,000,000 shares of stock; Kanakaris Communications will receive 400,000 shares of stock and eConnect shall receive 400,000 shares of stock, and 200,000 shares of stock shall remain in the ICP treasury. Kanakaris Communications will retain the managing control of ICP and shall appoint officers to manage ICP. All profits of ICP shall be equally split between eConnect and Kanakaris Communications.

The Registrant will receive exclusive global rights to drive or process all originating ICP transactions whether transacted by an ePIN or by a competitive hardware devices that are effecting either a Same-as-Cash or Enhanced Credit Card programming purchase. In addition, the Registrant will charge ICP a flat fee per ICP processed transaction. Further development of this project is awaiting the delivery of the eCashPad, as previously discussed.

The Registrant paid a total of 3,000,000 shares of free trading common stock for the research and development to be done under this agreement. However, unbeknownst to the Registrant these shares were paid out directly to a nominee of Richard
Epstein, United Capital Management.

(5)  SafeTPay.com.

On November 5, 1999, the Registrant entered into a Capital
Contribution Agreement with SafeTPay.com, a Nevada corporation
(see Exhibit 10.15 to this Form 10-KSB). Under the terms of this agreement, the Registrant agreed to creation and management of a business unit focused on the processing of secure internet transactions.

Under this agreement, the Registrant agreed to contribute the following assets to this newly formed company:

(a) Software. All ownership and rights to the software that have been developed by Rogel Technologies ("RT") per specifications provided by SafeTPay ("System"). SafeTPay is to have access to this software as needed for the operation of its business.

(b) Computer Hardware. The server which has been procured by RT for use as the SafeTPay internet server, and installed in St.
Petersburg, Florida.

(c) Miscellaneous Physical Assets. Three laptop personal computers, 7 sample PIN pads, and miscellaneous office supplies that have been purchased for and/or are being used by the SafeTPay business unit.

(d) Trademarks, Trade-names, Copyrights. Ownership of any and all marks, registrations, and goodwill that eConnect may own, regarding "SafeTpay", "Same-As-Cash", "ePIN" and "ePAD". As a condition for this transferal, Harry Hargens is to contribute and unconditionally transfer to SafeTPay any and all trademarks and domain names held in his name.

(e) Web Address. Ownership of any web addresses reserved for any of the above names or marks.

Under the agreement, the parties were to receive stock in SafeTPay.com as follows:

(a) Common Stock: SafeTPay will initially authorize 20 million shares of common stock. In return for the capital contributions listed above, the Registrant is to receive 2,300,000 shares of restricted common stock of SafeTPay. The principals of SafeTPay (Harry Hargens, Gerard Gay, Robert Hodgson, and Dale Reistad) are to each receive 150,000 shares of restricted common stock of SafeTPay.

(b)  Options.

(1) The Registrant is to, upon execution of the agreement, receive options to purchase 5,000,000 shares of SafeTPay common stock, at an exercise price of one dollar ($1.00) per share. Any unexercised options shall expire 3 years after execution of this Agreement.

(2) The principals of SafeTPay are to each receive options to purchase 500,000 shares of SafeTPay common stock, at an exercise price of $1.00 per share. Any unexercised options shall expire 3 years after execution of this Agreement.

(3) For a period of 24 months following execution of this Agreement, any additional options given to officers or shareholders of either SafeTPay or eConnect shall be issued at the same exercise price at those set forth in subparagraph (a) above.

(c) Additional common stock in return for capitalization: eConnect hereby commits to invest in SafeTPay $500,000 over the period of one year from the date of this Agreement, in four (4) equal quarterly installments, with $20,000 of the first installment due not later than November 15, 1999, $42,500 due not later than December 15, 1999, and the remainder of the first installment due not later than January 15, 2000; subsequent installments shall be due not later than the following dates:
April 15, 2000, July 15, 2000, and October 15, 2000.

Although to the knowledge of the Registrant no litigation has been threatened with regard to this agreement with SafeTPay.com, the principals of SafeTPay now claim that the Registrant is now in breach of contract since it did not pay certain sums for the capital contribution, as stated above, and has not fulfilled certain obligations under the agreement. The Registrant has contributed a total of $62,500 to SafeTPay.com. The Registrant does not intend to contribute any further cash, or other assets as set forth above, until other claims of the principals of SafeTpay.com can be resolved.

In connection with this agreement, the Registrant entered into a separate consulting agreement with Michael Leste and Michael Kofoed for their services in connection with this agreement (see Exhibits 10.22 and 10.23, respectively, to the Form 10-KSB). Under the terms of these agreements, these individuals are to receive certain options and restricted shares of SafeTPay.com; these have not been paid due to the status of this agreement.

(6)  eMarkit (eConnect2Trade.com).

(a)  August 16, 1999 Agreement.

On August 16, 1999, the Registrant entered into a consulting agreement with eMarkit Incorporated, a Nevada corporation, whereby this company would provide certain consulting services for the Registrant in connection with introductions to the brokerage industry (see Exhibit 10.9 to this Form 10-KSB). Such introductions would be for the purpose of developing the "Bank Eyes Only" system for use in the financial services industry.

Under the terms of this agreement, the Registrant agreed to pay 1,000,000 free-trading shares of Registrant's common stock deemed fully earned upon execution hereof for eMarkit's initial setup activities which are necessary for Contractee to provide the services herein. In addition, the Registrant agreed to pay 1,000,000 warrants exercisable at $1.00 per share, which expire on December 31, 2000. However, this consulting agreement never went forward and the compensation was not paid.

(b)  December 29, 1999 Agreement.

On December 29, 1999, the Registrant entered into an agreement with eMarkit for the purpose of a joint venture, whereby the Registrant agrees to purchase on a "stock for stock" basis, 50% of a corporation to be formed by eMarkit, that name being eConnect2Trade.com, Incorporated ("ET") (see Exhibit 10.25 to this Form 10-KSB). The business of ET is to be the marketing and sales of the Registrant's "same-as-cash" transactions to the securities industry via any medium, but initially via the internet using an ATM pin pad. The long term goal of ET will be, for a fee, to act as a financial interface between securities broker/dealers and their clients who are transacting currencies via transactions using bank host processing centers that are authorizing such transactions.

Upon signing of this agreement of the Registrant agreed to issue 1,000,000 "free-trading" shares of the Registrant's stock to eMarkit and 2,000,000 warrants to eMarkit to purchase 2,000,000 "free-trading" shares of eConnect stock at an exercise price of $1.00 per share. The expiration date of the warrants is to be December 31, 2000. The Registrant is to deliver the stock and warrants as follows: 300,000 shares and 300,000 warrants no later than January 20, 2000. The next issuance of 200,000 shares and 200,000 warrants will be delivered when Beta testing begins and 500,000 shares and 500,000 warrants will be delivered when Beta testing is complete but no later than March 20, 2000. Subsequent to December 31, 1999, a total of 300,000 free trading shares were issued to Robert Bragg, the principal of eMarkit; the Registrant has not as yet been issued any shares in eConnect2Trade.com but the parties intend to proceed with this transaction.

Although a recent agreement of eConnect2Trade.com with Empire Financial Holding Co., a broker/dealer, did not proceed, it is the intention of the Registrant to seek other contacts within the brokerage industry.

ITEM 2.  DESCRIPTION OF PROPERTY.

At its executive offices in San Pedro, California, which the Registrant leases, it owns approximately $18,000 of miscellaneous office furniture and equipment, including computers. In the Dominican Republic, the Registrant owns approximately $250,000 of computer equipment and associated equipment for use in gaming operations; this equipment has recently been transferred from the former operations of 777WINS in Costa Rica to the Dominican Republic.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as stated below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened:

(a)  Securities and Exchange Commission Action (March 12, 1999).

On March 12, 1999, the Securities and Exchange Commission
("SEC") filed a complaint alleging the Company had failed to make available to the investing public current and accurate information about its financial condition and results of operations through the filing of periodic reports as required by the Securities Exchange Act of 1934 (specifically, the Form 10-KSB for the 1997 and 1998 fiscal years, the Form 10QSB for each of the first three quarters of fiscal 1998, and the corresponding Notifications of Late Filings (Form 12b-25)). The SEC sought in this action to compel the Company to file delinquent reports and enjoin the Company from further violations of the reporting requirements. The Company consented to the entry of a final judgment granting the relief sought by the SEC.

Although this action has been concluded, since the permanent injunction was entered the Company has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999; (b) Form 10QSB for the quarter ended June 30, 1999 (due by August 14, 1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Company entered on the EDGAR electronic filing system);
(c) a Form 10-QSB for the transition period ended December 31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999; (d) Form 8-K to reflect a certain acquisition by the Company (due by May 21, 1999) - filed with the SEC on November 15, 1999; (e) Form 8-K to reflect two acquisitions by the Company (due by September 15, 1999) - filed with the SEC on November 16, 1999; and (f) Form 10-KSB for the period ended on December 31, 1999.

(b)  Securities and Exchange Commission Action (March 23, 2000).

In a complaint filed on March 23, 2000 (Securities and Exchange
Commission v. eConnect and Thomas S. Hughes, Civil Action No. CV
00 02959 AHM (C.D. Cal.)), the SEC alleged that since February
28, 2000, the Registrant issued false and misleading press releases claiming: (1) the Registrant and its joint venture partner had a unique licensing arrangement with PalmPilot; and
(2) a subsidiary of the Registrant had a strategic alliance with a brokerage firm concerning a system that would permit cash transactions over the Internet. The complaint further alleges that the press releases, which were disseminated through a wire service as well as by postings on internet bulletin boards, caused a dramatic rise in the price of the Registrant's stock from $1.39 on February 28 to a high of $21.88 on March 9, 2000, on heavy trading volume. The SEC suspended trading in the Registrant's common stock on the Over the Counter Bulletin Board on March 13 for a period of 10 trading days(trading resumed on the National Quotation Bureau's Pink Sheets on March 27, 2000). The complaint alleges that despite the trading suspension and the SEC's related investigation, the Registrant and Mr. Hughes continued to issue false and misleading statements concerning the Registrant's business opportunities. In addition to the interim relief granted, the Commission seeks a final judgment against the Registrant and Mr. Hughes enjoining them from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder
(the anti-fraud provisions of that act) and assessing civil penalties against them.

On March 24, 2000, a temporary restraining order was issued in the above-entitled action prohibiting the Registrant and Mr. Hughes, from committing violations of the antifraud provisions of the federal securities laws. The Registrant and Mr. Hughes consented to the temporary restraining order.

On April 6, 2000, without admitting or denying the allegations contained in said complaint, the Registrant and Mr. Hughes entered into a settlement by consent that has resulted in the entry of permanent injunctive relief. The settlement agreement with the SEC was accepted and a judgment of permanent injunction was entered by the Court on April 7, 2000. The judgment that the Registrant and Mr. Hughes consented to prohibits the Registrant and Mr. Hughes from taking any action or making any statement, or failing to make any statement that would violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The court has yet to determine whether disgorgement, civil penalties or other relief should be assessed against the Registrant or Mr. Hughes.

(c)  Shareholder Class Action Lawsuits.

Barbara Einhorn, et al. v. eConnect, Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02674 MMM (JWJx);

Joel Eckstein, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02700 DDP (CWx);

Felicia Bernstein, et al. v. eConnect, Inc., et al., Case No. 00-
02703 FMC (BQRx);

Robert Colangelo, et al. v. eConnect, Inc., et al., Case No. 00-
02743 SVW (SHx);

Irving Baron, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02757 WJR (CTx);

James J. Warstler, et al. v. eConnect, Inc. , Thomas S. Hughes,
Jack M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis,
Case No. 00-02758 R (SHx);

Yakov Prager, et al. v.  eConnect, Inc. , Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02759 GHK (RCx);

Gil Weisblum, et al. v. eConnect and Thomas S. Hughes, Case No.
00-02770 MRP (CTx);

Kenneth Mazda, et al. v. eConnect, et al., Case No. 00-02776 LGB
(Mcx);

Domenico Pirraglia, et al. v. eConnect, et al., Case No. 00-02875
SVW (CWx);

Israel C. Hershkop and Shlomo Hershkop, et al. v. eConnect and Thomas S. Hughes, Case No. 00-03095 MRP (RNRx);

Judith Bacun, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03161 FMC (JWJx);

Howard Fine, et al. v. eConnect, Inc. and Thomas Hughes, Case No.
00-03290 SVW (BQRx);

Arthur Smith, et al. v. eConnect, Thomas Hughes, Case No. 00-
03301 DT (Mcx);

Thomas Reimer, et al. v. eConnect, Thomas Hughes, Case No. 00-
03405 JSL;

Morris Tepper, et al. v. eConnect and Thomas S. Hughes, Case No.
00-03444 WJR (CTx);

Vin Bury, et al. v. eConnect, Thomas Hughes, Case No. 00-03446
ABC;

Frances Villari, et al. v. eConnect, Thomas Hughes, Case No. 00-
03447 LGB (SHx);

Benjamin Ringel, et al. v.  eConnect, Inc. , Thomas S. Hughes,
Jack M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis,
Case No. 00-03591 RSWL (RNBx);

Anthony Massaro, et al. v. eConnect, Inc., Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03671 DDP (MANx);

Ardelle Gardner, et al. v. eConnect, Inc., Thomas S. Hughes, Jack
M. Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03897 MMM (RZx);

The foregoing twenty-one actions were filed on various dates between March 14, 2000 and April 12, 2000, inclusive, and are all pending in the United States District Court for the Central District of California. These actions are brought by various putative classes of the purchasers of the Registrant's common stock. The putative classes alleged, none of which have been certified, range from no earlier than November 18, 1999 through March 13, 2000. Plaintiffs in the various actions assert that the Registrant and Thomas S. Hughes, as well as (in certain of the actions) Jack M. Hall, Diane Hewitt, Anthony L. Hall, and Kevin J. Lewis, have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The principal allegations concern various alleged material misrepresentations and omissions which supposedly made the Registrant's public statements on and after November 18, 1999 (and/or on and after November 23, 1999) false and misleading, thereby artificially inflating the market in and for the Company's common stock. The answers or other responses of the defendants to the various initial complaints are not yet due. The Registrant cannot as yet express any opinion as to the probable outcome of these litigation matters. The Registrant intends to defend these litigation matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

On March 13, 2000, the SEC ordered a 10 trading day suspension in the trading of the Registrant's common stock on the Over the Counter Bulletin Board ("OTCBB"). This trading suspension was taken in connection with an investigation of the Registrant by the SEC.
The Company's common stock resumed trading on March 27, 2000; however, from that date to the present, the Company's common stock has been trading on the National Quotation Bureau's Pink Sheets (symbol ECNC) since the Company's common stock was delisted on that date from the OTCBB OTCBB due to the trading suspension. Subsequent to the filing of the Form 10-KSB with the SEC, the Company intends to file a 15c2-11 through a market maker in order to apply for relisting on the OTCBB.

The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                High          Low

Quarter Ended March 31, 2000 *                  16.50         0.49

* The common stock did not trade from March 13, 2000 through March 24, 2000 due to the trading suspension ordered by the Securities and Exchange Commission

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1999

                                                High         Low

Quarter Ended December 31, 1999                 0.40         0.06
Quarter Ended September 30, 1999                0.41         0.15
Quarter Ended June 30, 1999                     0.83         0.38
Quarter Ended March 31, 1999                    0.81         0.37

Per Share Common Stock Bid Prices
For the Transition Period Ended December 31, 1998 **

                                                High         Low

Four Months Ended December 31, 1998             0.69         0.05

** Due to a change in the fiscal year of the Registrant from August 31 to December 31

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended August 31, 1998

                                               High         Low

Quarter Ended August 31, 1998                  0.16         0.09
Quarter Ended May 31, 1998                     0.14         0.03
Quarter Ended February 28, 1998                0.08         0.00
Quarter Ended November 30, 1997                0.10         0.03

(b)  Holders of Common Equity.

As of March 31, 2000, the Registrant had approximately 567 shareholders of record of the Registrant's common stock.

(c)  Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it was originally organized on September 1, 1981. The Registrant did pay a 5% stock dividend on September 20, 1999 to shareholders of record as of close of business on September 14, 1999. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future.
Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)  Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three year period prior to December 31, 1999:

(1) During the period of September 28, 1998 through July 16, 1999, the Registrant sold a total of 1,058,622 shares of common stock to 76 individuals, at an average price of $0.40 per share. In conjunction with some of these sales, the Registrant give to these individuals for no additional charge warrants to purchase common stock of the Registrant at $0.40 per share.

(2)  During the period of April 7, 1999 through November 24,
1999, the Registrant sold a total of 4,484,500 shares of common stock to 14 individuals and firms in exchange for consulting and other services to the Registrant.

(3) In addition to the above sales, the Registrant issued restricted shares in the following amounts in connection with the following acquisitions: (a) 2,500,000 shares in connection with the Letter of Intent between the Reistrant and Rogel Technologies; (b) 5,200,000 shares in connection with the acquisition of Isla Escondida, S.A. (owner of the 777WINS.com website) (these shares were later registered under a Form SB-2 registration statement); (c) 1,165,000 shares in connection with the acquisition of the TheArtauction.com website from PowerClick; and (d) 1,000,000 shares in connection with the acquisition of a 50% interest in TopSports, S.A.

(4) The sale of restricted shares to Alpha Venture Capital, Inc. through a Common Stock Purchase Agreement between the Registrant and this firm Alpha Venture Capital, Inc., dated September 28, 1999 (see Exhibit 4.22 to this Form 10-KSB). Under the terms of this agreement, Alpha Venutre Capital, Inc. is permitted, upon notice by the Registrant, to purchase up to 20,000,000 shares of restricted common stock of the Registrant (held in an escrow account) based on 80% of the lowest market price on the 5 business days immediately following such notice (these shares were registered under a Form SB-2 registration statement pursuant to a Registration Rights Agreement; see Exhibit 4.23 to this Form 10-KSB). In addition, Alpha Venture Capital, Inc. is also entitled to receive warrants to purchase up to 1,000,000 shares of common stock (exercisable at a price equal to 80% of the closing bid price of the common stock on the effective date of the Purchase Agreement from said date until a date which is five years thereafter) and up to 500,000 shares of common stock in connection with drawdowns under the Purchase Agreement (exercisable at the closing bid price on the date of each draw from the effective date of the Purchase Agreement until a date which is five years thereafter) (these warrants were registered under said Form SB-2; see Exhibit 4.24 to this Form 10-KSB).

No commissions or fees were paid in connection with these sales, except for a commission of 8% of the amount of each draw under the Common Stock Purchase Agreement payable to Alpha Venture Capital, Inc. All of the above sales were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D.

(e)  Use of Proceeds.

The Registrant filed a Form SB-2 with the SEC on June 1, 1999. This offering was used exclusively for consulting and other services provided to the Registrant and for settling litigation involving a debenture and certain warrants between the Registrant and CALP II, LP (see Exhibit 4.20 to this Form 10-KSB), as reported in a Form 8-K filed with the SEC on January 18, 2000. Therefore, no cash proceeds were raised from this offering.

On August 20, 1999, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 61,000,000 shares of common stock (aggregate offering price of $11,590,000 under Rule 457(c)). This offering was used primarily for consulting services and acquisitions by the Registrant, and commenced on the effective date of this registration statement (September 7, 1999). However, 20,000,000 shares of common stock under this offering were used for the registration of shares sold under a Common Stock Purchase Agreement (as discussed above) (through a post-effective amendment to this Form SB-2 filed and effective on September 29, 1999 - File No. 333-79739). The total amount of shares sold under this offering through December 31, 1999 is 24,210,817; out of this total, the Registrant issued 9,088,442 shares out of those registered from the Common Stock Purchase Agreement for a total consideration of $933,000. The expenses involved with this offering to December 31, 1999 were approximately $50,000; the net cash proceeds from this offering ($883,000) were used for working capital for the Registrant. This offering has not as yet terminated.

(f)  Announced Stock Buy Back Program.

In December 1999 the Registrant announced that from mid
October 1999 up until December 29, 1999 it had bought back a total of 2,560,752 shares of its common stock on the Over the Counter Bulletin Board for the purpose off reducing the public float of its stock. On November 29, 1999, the Registrant entered into an agreement with Alliance Equities pursuant to which Alliance Equities was to advance funds of up to $1,000,000 to the Registrant to facilitate the buy-back program and to otherwise assist the Registrant in this program (see Exhibit 10.18 to this Form 10-KSB).

What occurred with respect to this program is as follows:
(a) Alliance Equities advanced the sum of $250,000 to the Registrant under said agreement; (b) the Registrant in turn loaned the sum of $250,000 to Thomas Hughes, President of the Registrant, who in turn opened a brokerage account in his name with this sum; (c) Mr. Hughes subsequently purchased $250,000 worth of the Registrant's common stock on the Bulletin Board; (d) Mr. Hughes sold the stock purchased directly to Alliance Equities for $250,000 in order to repay the advance (Mr. Hughes in turn repaid the loan from the Registrant with the $250,000 sale of the stock). Alliance Equities was paid a stock bonus for this advance under the terms of said agreement.

ITEM 6.  PLAN OF OPERATION.

(a)  Twelve Month Plan of Operation.

In the year 2000, the Registrant will focus its attention on the marketing and development of the PERFECT industry (Personal Encrypted Remote Financial Electronic Card Transactions), with specific focus on the "Bank Eyes Only" Internet aspect of the PERFECT transaction.

"Bank Eyes Only" refers to a direct Internet connection between the consumer's terminal and the Registrants bank card authorization system by which the consumer will order an item from an Internet merchant, but the credit card data or ATM data will go directly to the Registrant's server and then to the bank, bypassing the merchant. Thus, this service will enable customers to pay for Internet purchases, bill payments and other types of transactions from home by physically swiping either credit cards or ATM cards with PIN entry. These "Bank Eyes Only," transactions can be processed over the Internet without the cardholder account information being stored at the merchant's web site, nor does the merchant have ready access to the consumer's bank card information.

The Registrant believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The Registrant will receive a projected flat fee of $1.00 for each "Bank Eyes Only" transaction which will be paid by the merchant, not the consumer.

The Registrant has begun initial sign ups of web Merchants for this service and based on responses, will now expend substantial dollars for an aggressive May sign up campaign to begin simultaneously on several fronts. To launch the service of Internet "Bank Eyes Only" transactions, the Registrant has implemented the following initiatives:

(1) The development of the eCashPad by Asia Pacific Micro, Inc, under a manufacturing agreement entered into in January 2000.
Production of the eCashPad has commenced in Asia and is commercially targeted for distribution in June 2000.

(2) The Registrant has entered into an agreement with eFunds, a subsidiary of Deluxe Data, in January 2000 to provide the United States host system for "Bank Eyes Only" transactions. This means that eFunds will help process the transaction after it leaves the Registrant's server.

(3) Under the agreement with eFunds, the Registrant also obtained a license of the eFunds CONNEX host system software for usage in countries other than the United States. The CONNEX system provides the Registrant with a proven host software system which will effect "Bank Eyes Only" transactions as originated by eCashPads.

(4) The purchase of an IBM Multiprise 2000 as a platform for the CONNEX host system software.

(5)  The Registrant has entered into a letter of intent with Real
Solutions in March 2000 to provide the IBM hardware support in connection with the eFunds agreement.

(6) In February 2000, the Registrant consummated an acquisition agreement with PowerClick, Inc., a Nevada corporation, whereby the Registrant acquired 50% of the outstanding capital stock of this company. PowerClick, Inc. owns and operates a website that provides a wide range of products and services to the public, and is intended to be used as a vehicle to promote the use of the "Bank Eyes Only" system.

(7) The Registrant has entered into an agreement with National Data Funding Corporation ("NDFC") in April 2000 to provide eCashPad distribution, encryption, and maintenance. The eCashpad is a device which will attach to a personal computer to enable a credit card or ATM transaction via Internet. NDFC will also provide full merchant processing for all credit and debit cards in support of the United States eFunds host.

(8)  Completion of testing of the eCashPads, the consumer "Bank
Eyes Only" device. eCashPads will be in a pilot program through the second quarter of 2000 with a national roll out anticipated for the third quarter of 2000.

(9) Development of "bankeyesonly.com" web sites in the United States, Dominican Republic, Ireland, Australia and Hong Kong. These web sites will be used to register web merchants within the above listed countries to be able to receive a "Bank Eyes Only" transaction by an eCashPad. A consumer will be able to go the Registrant's website and with the use of his/her eCashPad will be able to safely order merchandise on line.

(10) Aggressive recruiting of web merchants to the Registrant "Bank Eyes Only" network. Registration of "Bank Eyes Only" web merchants will be pursued by a team specialists to be hired who understand their specific industry such as phone or cable or collections and who will fully develop the pertinent "Bank Eyes Only" applications for that industry and who will develop strategic alliances within their specific industry. In addition, the Registrant has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants.

(11) Using a revenue sharing plan from the flat fee, the Registrant will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the web merchants to their consumer base. For example, a merchant might distribute eCashPads with its logo to its own consumers.

(12) Establishment of strategic alliances with a substantial partner in each country. The partner will then proceed to develop the business of "Bank Eyes Only" transactions by usage of the simple and proprietary eCashPad which has been developed by the Registrant.

(13) The activation of the Dominican Republic host system, and host systems in Ireland, Hong Kong Host, and Australia as full service centers which will provide not only "Bank Eyes Only" Internet transactions by the usage of eCashPads but also full service aspects of processing merchant retail terminal transactions and ATM cash machines. Terminals could be placed in strategic market areas of each country such as check cashing centers or even grocery stores.

(14) Establishment of the "International," which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and Hong Kong, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

The Registrant intends to spin off eGaming and its PowerClick subsidiary as separate publicly traded companies.

(b)  Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(1) eCashPad Production. The agreement under which the eCashPad is being manufactured for the Registrant only calls for an initial production run of 5,000 units, at a total cost of $80,000. The Registrant must conclude an agreement for a substantial additional manufacturing run in order for the plan of business as set forth above to succeed. There is no guarantee that the Registrant will be able to conclude such an agreement.

This agreement offers the Registrant substantial savings by contracting with an Asian country for manufacturing. Currently, the manufacturer is stable but there is no guarantee that the manufacturer may not be impacted by future changes in government policies. The Registrant is presently seeking additional suppliers.

(2) Approval of Regional ATM Networks. Within the United States market, the Registrant is closely working with NDFC to secure the go ahead for regional ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only" Internet payment. Such network currently permit the usage of credit cards on their systems. Thus, a substantial part of the Registrant's strategy is based on ATM card with PIN entry Internet payments, and the Registrant may not receive bank approvals from the regional ATM card networks in the United States for such transactions. In such case, this payment system could not be used in the United States, which could substantially affect the prospects of the Company in this country. Even though this type of payment system has already been approved in the Dominican Republic and Ireland, and may be approved elsewhere outside the United States, the Company would expect that a substantial portion of its projected revenues would come form United States based transactions.

(3) Influence of Other External Factors. The Internet industry, and Internet gaming in particular, is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of the Registrant's services will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations and the general state of the economy (including the rate of inflation and local economic conditions) which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential clients of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(4) Regulatory Factors. Existing and possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the business, the extent of which cannot be predicted. For example, the U.S. Senate has considered a proposed bill introduced by U.S. Senator John Kyl that would ban Internet gaming in the United States. The passage of such a bill may adversely affect the operation of the Company, depending on the form of legislation. Even though all gaming operations of the Company are off-shore and such transactions are not accepted from the United States, the effect of such legislation may influence the business.

(5) Competition. The Registrant anticipates substantial competition in the development of the PERFECT industry and the "Bank Eyes Only" internet application in particular. The Registrant believes that the marketplace is large enough to absorb many competitor companies who may focus on ancillary aspects of the PERFECT industry such as the development of hardware or of merchant sign ups, rather than on the core business of the Registrant which is the processing of transactions. Many competitors in this industry, and in internet gaming will have greater experience, resources, and managerial capabilities than the Company, may be in a better position than the Company to obtain access to attractive clientele. Such competition could have a material adverse effect on the Company's profitability.

(6) Reliance on Management. The Company's success is dependent upon the hiring of key administrative personnel. None of the officers or directors, or any of the other key personnel, has any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. In addition, management has no experience in managing companies in the same business as the Company.

All decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decisions that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Shares unless he or she is willing to entrust all aspects of the management of the Company to the officers and directors.

(7) Conflicts of Interest. The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, as set forth elsewhere in this Form 10-KSB. Each will continue to devote such time to the business of the Company, notwithstanding other obligations, that may reduce the time they can devote to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors, which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities, which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors of the Company, any proposed investments for its evaluation.

(8) Additional Financing Will Be Required. The Registrant will be required to raise significant capital to fund its Plan of Operation; this is estimated to be $3,000,000 over the next 12 months. Currently, the Registrant is meeting its funding requirements through financing provided by the Alpha Venture Capital, Inc. through a Common Stock Purchase Agreement between the Registrant and this firm Alpha Venture Capital, Inc., dated September 28, 1999 (see Exhibit 4.22 to this Form 10-KSB, and the discussion under Market For Common Equity And Related Stockholder Matters). However, there is no guarantee that this funding source will be available in the future.

The current funds available to the Company, and the revenue generated by Top Sports and PowerClick, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive.
Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Company.

(9) Uncertainty Due to Year 2000 Issue. The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed.
In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of customers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

(c)  Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the four month period ended on December 31, 1998, and the twelve month period ended
December 31, 1999, are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist
or  are   contemplated.   There  are  no   arrangements,
agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are legal proceedings involving the officers and directors of the Registrant (please see Item 3. Legal Proceedings for a description of these proceedings).

Thomas S. Hughes, Chief Executive Officer/Director.

Mr. Hughes, Age 52, has been President and a Director of the Registrant since March 1997. From 1993 to the present, he has also served as the President of Electronic Transactions &
Technologies, a privately held Nevada corporation which developed terminals for wireless home and internet applications.

Jack M. Hall, Secretary/Director.

Mr. Hall, age 72, is currently President of Hall
Developments, a real estate development company he founded in 1991, which employs a staff of 10 people. Mr. Hall spends approximately 20 hours per week searching out strategic alliances for the Registrant. Mr. Hall joined the Registrant as Secretary and a Director in March 1997.

Diane Hewitt, Treasurer/Director.

Ms. Hewitt, age 51, has been an interior designer since
1991. Currently she owns and manages her own firm, D. Diane Hewitt Designs. This firm's expertise is churches and employs a staff of five people. Ms. Hewitt currently devotes approximately 25 hours per week in working with the Registrant's image development and consulting with the Registrant's advertising firm. Ms. Hewitt joined the Registrant as Treasurer and a Director in March 1997.

(b)  Key Employee.

Anthony J. Bayne, Senior Vice President of Operations.

Mr. Bayne, age 33, received his Bachelor of Science degree in 1992 from Simon Greenleaf University, and his J.D. degree from the same school in 1994. In 1998, he was awarded an LL.M. degree in taxation from Washington School of Law. Mr. Bayner is licensed as an attorney in the State of California. From January 1995 to February 2000, Mr. Bayne served as a deputy public defender in the Los Angeles County Public Defender's Office. In this position, he represented defendants in all stages of criminal proceedings though trial, directed investigations, appointed experts, and planned case strategy. For the period of February 2000 to April 2000, Mr. Bayne was in private practice Rancho Palo Verdes, California. He joined the Registrant in his current position on April 27, 2000.

(c)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Hughes and Ms. Hall failed to report certain stock issuances to them between September 1999 and March 2000. A Form 4 for each of these issuances is now in the process of being prepared for filing. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)
    (a)      (b)     (c)     (d)     (e)     (f)     (g)       (h)     (i)

Thomas S.   1999    79,215    0       0       0       0         0        0
Hughes,     1998      0       0       0       0       0         0        0
Chief       1997      0       0       0    750,000    0         0        0
Executive
Off.
0
Jack M. Hall 1999   21,000    0       0       0       0         0        0
Secretary    1998     0       0       0       0       0         0        0
             1997     0       0       0       0       0         0        0

Diane
Hewitt       1999   79,075    0       0     46,875    0         0        0
Treasurer    1998     0       0       0       0       0         0        0
             1997     0       0       0       0       0         0        0

Employment Contract.

As of December 31, 1999, the Registrant had not entered into any employment agreement with any officer and/or director of the Registrant.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 1999 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 1999 which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 1, 2000 (162,394,801 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors, executive officers, and key employees of the Registrant, individually and as a group:

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Hughes Net Income                 8,533,500(2)       5.25%
Stock         Charitable Remainder Unitrust
              c/o Anthony J. Bayne, Esq.
              2500 Via Cabrillo Marina
              Suite 300
              San Pedro, CA 90731

Common        Diane Hewitt                     1,157,500           0.71%
Stock         2500 Via Cabrillo Marina
              Suite 112
              San Pedro, CA 90731

Common        Thomas S. Hughes                   150,000           0.09%
Stock         2500 Via Cabrillo Marina
              Suite 112
              San Pedro, CA 90731

Common        Jack M. Hall                          0              0.00%
Stock         2500 Via Cabrillo Marina
              Suite 112
              San Pedro, CA 90731

Common        Anthony J. Bayne, Esq.             10,000            0.006%
Stock         2500 Via Cabrillo Marina
              Suite 300
              San Pedro, CA 90731

Common        Shares of all directors,        9,840,000            5.95%
Stock         executive officers, and key
              employees as a group
              (4 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) The trustor of this trust is Thomas S. Hughes. Thomas S. Hughes is the trustee of the trust; Lawrence B. Donoghue, Esq. is the special trustee, and as such has the voting power and power over the disposition of the Registrant's shares under this trust. In addition, Mr. Hughes is the lifetime net income beneficiary of this trust, and the remainder beneficiary is Philosopher Kings and Queens, a California nonprofit public benefit corporation (according to information provided by Mr. Hughes). According to information provided by Mr. Hughes, this trust is irrevocable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two fiscal years, certain transactions which occurred between the Registrant and its officers and directors are set forth below. With respect to each such transaction, the Registrant believes that the terms of each transaction were approximately as favorable to the Registrant as could have been obtained from an unrelated third party:

(a) On February 18, 1997, Leggoons, Inc. entered into an Agreement to License Assets from Home Point of Sales, Inc.("HPOS") (now know as Electronic Transactions & Technology - "ET&T") (see Exhibit 10.1 to this Form 10-KSB). ET&T is a privately held corporation 70% owned by Mr. Hughes, President of the Registrant, which is focused on the emergence of the Personal Encrypted Remote Financial Electronic Card Transactions industry (although this agreement was entered into prior to Mr. Hughes becoming affiliated with the Registrant, it is included here since certain of the conditions under that agreement have not been completely fulfilled, as discussed below). This technology will provide consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions with the usage of simple equipment such as the eCashPad.

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

Under terms of this licensing agreement, the Registrant is to issue 2,900,000 shares of restricted common stock to HPOS as the total consideration in exchange for licensing home ATM card and SMART card wagering technology developed by HPOS. Of this amount, 2,755,000 shares were placed in escrow subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Registrant is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998 (see
Exhibit 10.2 to this Form 10-KSB).

As of the date of this Form 10-KSB, the terms of the Licensing Agreement have not been met by the Registrant. However, the Registrant has entered into amendment(s) of the original agreement that provide for an extension of the cancellation deadline from February 10, 1998, to September 1, 2001, subject to certain conditions specified in the agreement. All conditions set forth in the original agreement need to be met on or before September 1, 2001.

The License Agreement also provides that in the event that the bid price for the common stock of the Registrant is more than $3.00 per share for any twenty consecutive day period, then HPOS shall have the option to purchase up to 13,822,000 additional shares of the Registrant common stock at an exercise price of $.30 per share. To date, the conditions of this provision have not been met.

Under the terms of this license agreement, it was the
intention of the parties hereto that if and when any additional shares of the common stock of Leggoons (now the Registrant) are issued to the public or any employees, HPOS' (now ET&T's) ownership interest in the Registrant shall be and remain no less than 60% and that ownership interest of the current shareholders of Leggoons (James Clinton) shall, at that time, be no less than 10%. ET&T has never sought to enforce this provision in this
license agreement.   Between June 9, 1999 and November 24, 1999,
the Registrant has issued a total of 1,850,000 shares to James Clinton or his nominees based on the stated reason that compliance with said 10% provision in such license agreement was required. Shares issued under said provision of this license agreement were not issued for consideration and therefore may not have been properly issued in compliance with Missouri Revised Statutes 351.160 (which governed the Registrant prior to its redomicile to the State of Nevada on June 1, 1999) and Nevada Revised Statutes 78.211.

(b) On April 28, 1997, the Registrant entered into a Host Processing Agreement with ET&T for the purpose of having ET&T act as the bank host processing for all Registrant transactions that are sent by terminals that read credit cards or ATM cards (see
Exhibit 10.3 to this Form 10-KSB). ET&T is to charge the Registrant a fee of $0.25 per transaction or 2.5% of the wager being sent by the Registrant to gaming operators. These transactions are to originate from globally placed Registrant equipment and/or Registrant licensed operators.

(c) On March 27, 1998, the Registrant entered into a License Agreement with ET&T for the purpose of licensing additional technology for processing electronic banking transactions (see
Exhibit 10.4 to this Form 10-KSB). This agreement states that ET&T licenses the following ET&T products to the Registrant for the exclusive global usage of wagering by PERFECT originated ATM cards, credit cards, and smart cards:

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

Each ET&T product is exclusively licensed to the Registrant on a global basis for the application of PERFECT wagering at a licensing fee of $2,000,000 each. The duration of the exclusive license is 20 years. The licensing fee is to be paid by the Registrant at the rate of $30,000 per month; however, under the terms of this License Agreement, this fee is not due and payable until the technology for a particular product covered by the license has been perfected and is ready for public use. As of the date of this Form 10-KSB, only the PayMaster has been perfected. This liability was satisfied in full in June 1999 through the issuance of common stock (as reflected in the Form 10-QSB for the quarter ended June 30, 1999). None of the other products covered by the License Agreement had been perfected, and, therefore, no licensing fee is required to be paid at this time (when this does occur, a statement to that effect will be placed in a future report filed by the Registrant).

(d) The Registrant and ET&T and Mr. Hughes entered into a Promissory Note, dated December 1, 1999 (see Exhibit 10.19 to this Form 10-KSB), to reflect the principal sum of $2,836,411 owed by the latter two to the Registrant for various sums paid by the Registrant to ET&T, as follows: (a) the sum resulting from the credit to Mr. Hughes and ET&T of the license fee owed by the Registrant to ET&T, as set forth above, and the charge to ET&T of 5,400,000 shares issued to that firm in 1999 and the charge to Mr. Hughes of 4,000,000 shares issued to him in 1999; and (b) the oral assumption by the Registrant of payment of a promissory note in favor of Unipay, Inc. whereby ET&T promised to pay the principal sum of $690,000 with interest thereon at 8.5% accruing from April 26, 1999, the date of this note (see Exhibit 10.5 to this Form 10-KSB) (through December 31, 1999, the Registrant had paid a total of $93,800 towards this note). The amount set forth in the Promissory Note is secured by the 9,400,000 shares of the Registrant owned by Mr. Hughes and ET&T as reflected in an accompanying Security Agreement (see Exhibit 10.20 to this Form 10-KSB).

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)  Index to Financial Statements and Schedules                 Page

Report of Independent Accountants                                37

Consolidated Balance Sheet
as of December 31, 1999                                          38

Consolidated Statements of Operations for the year
ended December 31, 1999, the transition period ended
December 31, 1998, and the year ended August 31, 1998            39

Consolidated Statement of Shareholders' Deficit
for the year ended December 31, 1999, the
transition period ended December 31, 1998,
and the year ended August 31, 1998                               40

Consolidated Statements of Cash Flows for the year
ended December 31, 1999, the transition period ended
December 31, 1998, and the year ended August 31, 1998            42

Notes to Consolidated Financial Statements                       44

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report, as follows:

(1) A Form 8-K was filed on November 16, 1999 which reflected the following:

The Registrant acquired a significant amount of assets, other than in the ordinary course of business, as follows:

Purchase of all the issued and outstanding stock of Isla
Escondida, S.A., a Costa Rica Corporation. This acquisition made in connection with the transfer of ownership of the 777WINS.com gaming website to the Registrant (see discussion under Business of the Registrant for a more complete description of this transaction).

Effective on September 7, 1999, the Registrant acquired the website known as "theArtAuction.com" from PowerClick, a Nevada corporation, through an Acquisition Agreement (see discussion under Business of the Registrant for a more complete description of this transaction).

(2) A Form 8-K was filed on November 15, 1999 which reflected the following:

The Registrant has acquired a significant amount of assets, other than in the ordinary course of business, as follows:

Effective on May 6, 1999, the Registrant acquired all of the assets of Rogel Technologies (see discussion under Business of the Registrant for a more complete description of this transaction).

(3) A Form 8-K/A was filed on November 15, 1999 which reflected the following:

The Registrant has acquired a significant amount of assets, other than in the ordinary course of business, as follows:

Effective on August 12, 1999, the Registrant acquired all of the stock and other assets of eBet.com, Inc., a Nevada corporation
(see discussion under Business of the Registrant for a more complete description of this proposed transaction).

Effective on August 10, 1999, the telephone number of the Registrant was changed to: (310) 514-9482.

(c)  Exhibits Included or Incorporated by Reference Herein.  See
Exhibit Index.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            eConnect



Dated: May 5, 2000                          By: /s/ Thomas S, Hughes
                                            Thomas S. Hughes, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                     Title                          Date

/s/ Thomas S. Hughes  President/Chief Executive Officer/     May 5, 2000
Thomas S. Hughes      Officer

/s/ Jack M. Hall      Secretary/Director                     May 5, 2000
Jack M. Hall

/s/ Diane Hewitt      Treasurer (Principal Financial and     May 5, 2000
Diane Hewitt          Accounting Officer)/Director


                       L.L. Bradford & Company, LLC
               Certified Public Accountants & Consultants
                     2901 El Camino Avenue, Suite 105
                          Las Vegas, Nevada 89102
                 (702) 735-5030  facsimile (702) 735-4854

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders eConnect
San Pedro, California

We have audited the accompanying consolidated balance sheet of eConnect as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999 and for the transition period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of eConnect for the year ended August 31, 1998, were audited by another auditor whose report dated April 7, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1999 and December 31, 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eConnect as of December 31, 1999, and the results of its operations and its cash flows for the year and transition period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered losses from operations, current liabilities exceed current assets and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 24, 2000
(except for Note 12, as to
which the date is April 17, 2000)
Las Vegas, Nevada

                                 eCONNECT
                       CONSOLIDATED BALANCE SHEET
                            December 31, 1999

ASSETS

Current assets
Cash                                                    $     126,172

Stock subscriptions receivable                                220,176

Due from related party                                        250,000

Total current assets                                          596,348

Other assets
Investments, net                                               93,883

Goodwill, net                                                 208,333

Other intangibles, net                                        755,675

                                                            1,057,891

Total assets                                               $1,654,239

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Officer bonus payable                                      $4,800,000

Accounts payable                                            1,075,270

Accrued liabilities                                            90,680

Due to related party                                          613,010

Stockholder loan payable                                      350,000

Total current liabilities                                   6,928,960

Total liabilities                                           6,928,960

Commitments and contingencies                                    -

Stockholders' deficit

Common stock; $.001 par value;
200,000,000 shares authorized, 110,601,173 shares
issued and outstanding                                        110,601

Additional paid-in capital                                 28,087,363

Due from related party - secured by Company's common
stock                                                      (2,980,882)

Stock subscription payable                                     81,546

Accumulated deficit                                       (30,573,349)

Total stockholders' deficit                                (5,274,721)

Total liabilities and stockholders' deficit                 1,654,239

See Accompanying Notes to Financial Statement

                              eCONNECT
               CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year             Transition          Year
                             Ended            Period Ended        Ended
                          December 31        December 31         August 31
                             1999              1998                1998

Revenue                   $      40,000      $     -             $     -

Operating expenses

Consulting                    7,664,088            768,050         122,020

Officers compensation         5,026,165               -              -

Research and development      3,490,411               -              -

General and administrative    2,886,080              8,088          74,948

Total operating expenses     19,066,744            776,138         196,968

Net loss from operations    (19,026,744)          (776,138)       (196,968)

Other income (expense)
Interest income                 144,471               -               -

Loss on investments          (4,391,120)              -               -

Total other income (expense) (4,246,649)              -               -

Net loss before provision
for income taxes             (23,273,393)         (776,138)       (196,968)

Provision for income taxes         -                  -               -

Net loss                     (23,273,393)         (776,138)       (196,968)

Basic and diluted loss per
common share                       (0.63)            (0.05)          (0.02)

Basic and diluted weighted
average common shares
outstanding                   36,868,312        14,346,554       10,994,465

See Accompanying Notes to Financial Statement

                               eCONNECT
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                      Due
                                      From
                     Common           Related
                      Stock           Party                            Total
             Number          Add'l    Secured    Stock    Accumu  Stockholder
               Of            Paid in    by       Subscrip lated      Defict
             Shares   Amount Capital  Companys   tion     Deficit
                                      Stock      Payable

Balance
September
1 1997       7,843,234 7,843 4,926,124      -      -     (5,270,634) (336,667)

Common shares
issued for
services     5,341,000 5,341   147,819      -       -           -    153,160

Common shares
issued for
payment on
due to related
party          750,000   750     34,385      -       -           -   35,135

Common shares
issued for
payment on
accounts
payable        350,000   350     20,650      -       -          -    21,000

Net loss          -       -        -         -       -     (196,968)(196,968)

Balance
August
31, 1998     14,284,234 14,284 5,128,978     -       -    (5,467,602)(324,340)

Common shares
issued for
services        161,000    161     7,889     -       -         -        8,050

Common shares
issued for
cash             30,000     30    11,970     -       -         -       12,000

Net loss           -         -      -        -       -     (776,138) (776,138)

Balance
December
31, 1998     14,475,234 14,475 5,148,837     -       -   (6,243,740)(1,080,428)

Stockholder
Loan          9,400,000  9,400  2,827,011 (2,980,882) -       -       (144,471)

Stock
Subscription
Payable            -       -        -         -      81,546   -         81,546

Common
shares
issued for
services    37,299,736 37,300  10,205,932     -       -       -      10,243,232

Common
shares
issued for
interest     3,410,613  3,411     640,349     -       -       -         643,760

Common
shares
issued for
stock
subscription
receivable    716,966    717      219,459     -       -       -        220,176

Common
shares
issued for
principal
payments
on long
term debt  1,589,387  1,589       298,411     -       -       -       300,000

Common
shares
issued for
cash      16,428,136 16,428     2,804,209     -       -       -     2,820,637

Common
shares
issued for
acquisi
tion
of Isla
Escondida
S.A.     18,710,000 18,710      3,533,091     -       -      -     3,551,801

Common
shares
issued for
acquisi
tion
www.theArt
Auction.
Com       2,165,000  2,165        961,804     -       -      -      963,969

Common
shares
issued for
joint
venture   1,650,000  1,650       323,700      -       -      -      325,350

Common
shares
issued
for
acquisi
tion
of Top
Sports,
S.A.     1,000,000  1,000        72,100      -        -       -     73,100

Common
shares
issued for
stock
dividend  3,756,101 3,756     1,052,460      -        - (1,056,216)      -

Net loss   -       -           -          -        - (23,273,393) (23,273,393)

Balance
December
31, 1999
    110,601,173 110,601 28,087,363 (2,980,882) 81,546 (30,573,349) (5,274,721)

See Accompanying Notes to Financial Statement

                                    eCONNECT
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year         Transition        Year
                                  Ended         Period            Ended
                                                Ended
                                  December      December          August 31
                                    1999          1998              1998

Cash flows from operating
activities:

Net loss                         (23,273,393)    (776,138)          (196,968)

Adjustments to reconcile net
loss to net cash used by
operating activities:

Amortization                         207,019            -                 -

Common shares issued for
interest expense                     643,760            -                 -

Common shares issued for
Services                          10,243,232        8,050            153,160

Loss on investments                4,391,120            -                  -

Changes in operating assets
and liabilities:

Increase in due from related
Party                               (250,000)          -                  -

Increase in due from related
party - secured by Company's
common stock                        (757,481)          -                  -

Increase in officer bonus
Payable                            4,800,000           -                  -

Increase (decrease) in
accounts payable                     (62,251)    759,750             21,793

Increase in accrued
Liabilities                           45,111      24,169              3,001

Increase in due to related
Party                                613,010           -                  -

Increase (decrease) in
stockholder loan payable             350,000     (18,969)            18,969

Net cash used by
operating activities              (3,049,873)     (3,138)               (45)

Cash flows from investing
activities:

Payments for investment             (35,000)           -                  -

Net cash used by
investing activities                (35,000)           -                  -

Cash flows from financing
activities:

Proceeds from issuance of
long-term debt                      500,000            -                 -

Principal payments on long-
term debt                          (200,000)           -                 -

Proceeds from issuance of
common stock                      2,820,637         12,000               -

Proceeds from issuance of
stock subscription payable           81,546              -               -

Net cash provided by
financing activities              3,202,183         12,000               -

Net increase (decrease) in cash     117,310          8,862             (45)

Cash, beginning of period             8,862              -              45

Cash, end of period                 126,172          8,862               -

Schedule of non-cash investing
and financing activities:

18,710,000 common shares
issued for the acquisition of
Isla Escondida, S.A.             3,551,801              -               -

2,165,000 common shares
issued for the acquisition
of www.theArtAuction.com           963,969              -               -

1,650,000 common shares
issued for joint venture           325,350              -               -

1,000,000 common shares
issued for the acquisition
of a 50% interest in Top
Sports, S.A.                        73,100              -               -

9,400,000 common shares
issued in exchange for
due from related party -
secured by Company's
common stock                     2,836,411             -                -

716,966 common shares issued
in exchange for stock
subscription receivable            220,176             -                -

3,756,101 common shares
issued for a 5% stock
dividend                         1,056,216             -                -

1,589,397 common shares
issued for principal
payments on long-term debt         300,000             -                -

Acquisition of investment in
exchange for due from related
party - secured by Company's
common stock                       706,810             -                -

5,341,000 common shares
issued for payment on
due to related party                     -             -           35,135

350,000 common shares issued
for payment on
accounts payable                         -             -           21,000

See Accompanying Notes to Financial Statement


1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
POLICIES

Description of business - eConnect (the "Company") currently has two divisions. The first division is primarily comprised of on-line gaming. Presently, the on-line gaming division has not commenced operations but plans to do so in the near future through an off-shore company. The second division is comprised of technology developments for ATM cards with PIN access or smart card payments (same-as-cash payments whereby the merchant can reverse the transaction) using the Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT").

History - eConnect (formerly Betting, Inc.) was originally incorporated in the State of Missouri on September 1, 1981 under the name of Handy-Top, Inc. The Company underwent several name changes until May 1993, when it changed its name to Leggoons, Inc. As Leggoons, Inc., the Company was engaged in the design, manufacturing and distribution of apparel and related accessories. In June 1996, Leggoons, Inc. transferred all of its assets to a third party assignee under an " Assignment for the Benefit of Creditors" ("Assignment"). An Assignment is a business liquidation device available as an alternate to bankruptcy. As such, Leggoons, Inc. continued as a shell corporation with no business operations.

In February 1997, the Company entered into an agreement to license assets from Electronic Transaction Technology ("ET&T"), formerly known as Home Point of Sales, Inc., for the purpose of licensing certain technology for the development of PERFECT. ET&T is a privately held corporation with a majority interest owned by Thomas S. Hughes, President of the Company. This technology developed by ET&T would provide consumers with the option to instantly pay bills or make purchases from home with real-time cash transactions. In March 1997, Thomas S. Hughes, Chairman of ET&T, was elected the Chairman and President of the Company and concurrently changed the Company's name to Betting, Inc.

In May 1999, an Agreement and Plan of Merger was consummated between the Company and Betting, Inc., a non-operating privately held Nevada corporation ("Betting-Nevada"), whereby no shares were issued between companies. Effective in June 1999, the Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the re-domicile of the Company from the State of Missouri to the State of Nevada. Under generally accepted accounting principles, the merger with Betting-Nevada is considered to be a reorganization in substance, rather than a business combination since Betting-Nevada had no assets, liabilities or operations, and the Company has since re-domiciled in the State of Nevada through Betting-Nevada. Accordingly, the accounting for the merger has been recorded at historical cost in a manner similar to a pooling of interests ("as-if pooling of interest accounting"), and no goodwill was recorded.

In June 1999, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to eConnect and increased the number of authorized common shares to 100,000,000. On August 23, 1999, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common shares to 200,000,000.

Business combination and investments - The business combination has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting stock between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or losses are included in the consolidated statements of operations. The Company records its investments accounted for under the equity-method as "Investments" on the consolidated balance sheet and its share of the investee's earnings or losses in "Equity earnings or losses of investees" on the consolidated statement of operations. The portion of the Company's investment in an investee that exceeds its claim of the net assets of the investee, if any, is treated as goodwill and amortized over a period of three years.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Definition of fiscal year - In June 1999, the Company changed its fiscal year-end from August 31 to December 31. Accordingly, the Company reported a transition period, which began September 1, 1998 and ended on December 31, 1998 (referred to herein as the "transition period").

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and intangible assets - Goodwill represents the excess of an acquired business' purchase price over the fair value of its assets, which is recorded for business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of goodwill and intangible assets or whether the remaining balance of goodwill and intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill and intangible assets in measuring their recoverability.

Fair value of financial instruments - The carrying amounts for the Company's cash, stock subscriptions receivable, due to/from related party, officer bonus payable, accounts payable, accrued liabilities, stockholder loan payable and stock subscription payable approximate fair value due to the short-term maturity of these instruments.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 1999, the Company has available net operating loss carryovers of approximately $30 million that will expire in various periods through 2019. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs of approximately $50,000 were incurred for the year ended December 31, 1999. No advertising costs were incurred for the transition period ended December 31, 1998 or the year ended August 31, 1998.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

New accounting pronouncements - In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions." The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF reached a conclusion that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. The Company does not expect that the adoption of EITF No. 99-17 will have a material impact on its consolidated financial statements.

2.  BUSINESS COMBINATION

The Company initiated an acquisition of Isla Escondida, S.A. during 1999. This acquisition was recorded using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the financial results of the Company from the date of such transaction forward.

In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environment in which the Company and the acquired company operate were also considered in the valuation analysis.

In August 1999, the Company completed its acquisition of Isla Escondida, S.A. (hereafter "777WINS"), a Costa Rica Corporation with the ability to provide on-line gaming through its website portal www.777WINS.com. In connection with the acquisition, the Company issued 18,710,000 shares of the Company's common stock. Substantially all of the purchase price, approximately $3,552,000, was allocated to goodwill. Goodwill is being amortized on a straight-line basis over the estimated useful life of three years. As of December 31, 1999, the Company evaluated the balance and useful life of goodwill related to 777WINS and determined that approximately $3,302,000 had no future benefit and, accordingly, recorded a loss on investment for the same amount. For the year ended December 31, 1999, amortization expense related to this investment approximated $42,000.

3.  INVESTMENTS

In December 1999, the Company acquired 50% of the outstanding capital stock of Top Sports, S.A. ("the Investee") in exchange for $35,000 and 1,000,000 shares of the Company's common stock. The Company has accounted for its 50% ownership interest in the Investee under the equity-method. As of December 31, 1999, the investment in the Investee exceeded the Company's share of the underlying net assets by approximately $85,300. The excess of the underlying net assets in the Investee is being amortized on a straight-line basis over the estimated useful life of three years. For the year ended December 31, 1999, amortization expense related to this investment approximated $14,000.

In September 1999, the Company entered into a joint venture with certain parties to develop an on-line investment trading website. In connection with the joint venture, the Company issued 1,650,000 shares of the Company's common stock. As of December 31, 1999, the Company's management has evaluated and determined that this investment has no future value and was written off as a loss on investment for approximately $325,000.

4.  STOCK SUBSCRIPTION RECEIVABLE

The Company entered into a Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement"). The Subscription Agreement entitles the Company to draw funds up to $5,000,000 through the issuance of the Company's common stock for an amount equal to 80% of the market value at the time of each draw, which is subject to certain terms and conditions. The Company is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw. As of December 31, 1999, the Company has drawn $933,000 of the available $5,000,000. The related placement fee totaling $74,640 has been recorded as additional paid-in capital since this fee relates to the issuance of the Company's common stock. In conjunction with this Subscription Agreement, the Company issued an additional 716,966 shares of the Company's common stock as of December 31, 1999. However, the funds related to this additional issuance of the Company's common stock totaling $220,176 was not fully received by the Company until February 2000. Accordingly, the Company has recorded a stock subscription receivable totaling $220,176 as of December 31, 1999.

5.  OTHER INTANGIBLES

In February 1997, the Company entered into an agreement for the exclusive 20-year license of certain assets of ET&T. In satisfaction of the agreement terms, the Company reduced the balance due from related party - secured by the Company's common stock by approximately $707,000 based upon the fair value of this license. The Company has estimated the fair value based upon the amount of research and development costs incurred by ET&T. As such, the Company has recorded such costs related to this agreement as other intangibles. This other intangible is being amortized on a straight-line basis over three years based upon management's estimated useful life of such asset. Amortization expense for the year ended December 31, 1999, approximated $118,000.

In September 1999, the Company acquired www.theArtAuction.com from PowerClick, Inc., a domain name and website portal, to provide on-line art auctions. In connection with the acquisition, the Company issued 2,165,000 shares of the Company's common stock to PowerClick, Inc. Substantially all of the purchase price, approximately $964,000, was allocated to other intangibles. This other intangible is being amortized on a straight-line basis over an estimated useful life of three years. As of December 31, 1999, the Company's management has evaluated and determined that approximately $764,000 of this investment has no future benefit, accordingly, the Company recorded a loss on investment for the same amount. Amortization expense for the year ended December 31, 1999, approximated $33,000.

6.  OFFICER BONUS PAYABLE

As of December 31, 1999, the Company declared a bonus to the Chief Executive Officer of the Company valued at $4,800,000, which is based upon 6,000,000 shares of the Company's common stock issued in January 2000.

7.  STOCKHOLDERS' DEFICIT

Stock dividend - On September 20, 1999, the Company issued a 5% stock dividend totaling 3,756,101 shares of the Company's common stock to stockholders of record on September 14, 1999.

Stock option activity - The following table summarizes the Company's stock option activity:

                                            Number           Weighted
                                              Of             Average
                                            Shares           Exercise
                                                              Price

Balance, September 1, 1998                       -                  -
Options granted and assumed                      -                  -
Options canceled                                 -                  -
Options exercised                                -                  -
Balance, December 31, 1998                       -                  -
Options granted and assumed                 15,770,000           0.40
Options canceled                                  -                 -
Options exercised                                 -                 -

Balance, December 31, 1999                  15,770,000           0.40

The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                                    Shares Underlying
        Shares Underlying Options Outstanding         Options Exercisable

                         Weighted
             Shares      Average                Shares
             Underlying  Remaining   Weighted   Underlying     Weighted
Range of     Options     Contractual  Average     Options       Average
Exercise     Outstanding    Life      Exercise  Exercisable    Exercise
Prices                                 Price                     Price\

$0.20 -$1.00 15,770,000    1.0 years   $ 0.40   15,770,000       $ 0.40

Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost been recognized based on the fair value at the date of grant for options granted in 1999, the pro forma amounts of the Company's net loss and net loss per share for the year ended December 31, 1999 would have been as follows:

                                              December 31,1999
Net loss - as reported                          $(23,273,393)
Net loss - pro forma                            $(24,198,493)
Basic and diluted loss per share - as reported  $      (0.63)
Basic and diluted loss per share - pro forma    $      (0.66)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:
                                              December 31,1999
Average risk-free interest rates                          6.50%
Average expected life (in years                              1
Volatility                                                  80%

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 1999 was $877,600. During 1999, some options were granted with exercise prices that were below the current fair value of the underlying stock. The weighted average fair value of options granted with exercise prices below the current fair value of the underlying stock during 1999 was $47,500. Compensation expense that is recognized in providing pro forma disclosures might not be representative of the effects on pro forma earnings for future years because SFAS No. 123 does not apply to stock option grants made prior to 1995.

8.  RELATED PARTY TRANSACTIONS

Due from related party - As of December 31, 1999, the Company loaned $250,000 to an officer and stockholder of the Company. The balance is non-interest bearing and is due on demand. The Company received repayment of this amount in January 2000.

Due to related party - During 1999, the Company assumed a note payable from ET&T with an outstanding balance at December 31, 1999 of $613,010 in exchange for the due from related party - secured by the Company's common stock in the same amount. The balance is non-interest bearing and is due on demand.

Stockholder loan payable - As of December 31, 1999, a stockholder made loans to the Company of $350,000. This outstanding balance is comprised of $250,000, which is non-interest bearing and due on demand; and $100,000, which bears a simple interest rate of 15% and is due on demand.

Due from related party - secured by Company's common stock - As of December 31, 1999, the Company made loans of $2,980,882 (including accrued interest receivable of $144,471) to ET&T and Thomas Hughes (an officer and director of the Company). The balance is secured by approximately 9,400,000 shares of the Company's common stock, which is owned by ET&T and Thomas Hughes, bearing an interest rate of 10% and is due on demand.

9.  COMMITMENTS AND CONTINGENCIES

Legal proceedings - From March 14, 2000 through the date of this report, multiple legal proceedings were filed asserting the Company and Thomas S. Hughes (an officer and director of the Company), as well as the directors of the Company (in certain actions), have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The principal allegations concern various material misrepresentations and omissions which allegedly made the Company's public statements, on and after November 18, 1999, false and misleading; and artificially inflated the market for the Company's common stock. The answers or other responses of defendants to the initial complaints are not yet due; therefore, management is unable to express an opinion as to the probable outcome of these litigation matters. The Company intends to defend itself in these litigation matters vigorously.

On March 23, 2000, the Securities and Exchange Commission ("SEC") filed a complaint alleging the Company and Thomas S. Hughes had violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the anti-fraud provisions of that act). The Complaint also seeks civil penalties against the Company and Thomas S. Hughes and any additional relief within the jurisdiction of the Court. The SEC has alleged that the Company and Thomas S. Hughes disseminated certain press releases that contained material misstatements. On April 6, 2000, the Company consented to the entry of a Permanent Injunction. The court has yet to determine whether disgorgement, civil penalties or other relief should be assessed against the Company.

While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.
However, unfavorable resolution could affect the consolidated results of operations or cash flows for the years in which they are resolved.

10.  OTHER MATTER

On March 12, 1999, the Securities and Exchange Commission ("SEC") filed a complaint alleging the Company had failed to make available to the investing public current and accurate information about its financial condition and results of operations through the filing of periodic reports with the SEC as required by the Securities Exchange Act of 1934. The SEC sought to compel the Company to file the delinquent periodic reports and enjoin the Company from further violations of the Exchange Act of 1934. The Company consented to the entry of a Final Judgment granting the relief sought by the SEC.

11.  GOING CONCERN

The Company incurred a net loss of approximately $23,000,000 for the year ended December 31, 1999. The Company's liabilities exceed its assets by approximately $5,300,000, and current liabilities exceed its current assets by approximately $6,300,000 as of December 31, 1999. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products to generate future revenues and elect new directors to the board. The Company will also seek additional sources of capital through the issuance of debt equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12.  SUBSEQUENT EVENTS

During January 2000 through the date of this report, the Company advanced approximately $966,000 to ET&T. These amounts advanced have been secured by ET&T and Thomas Hughes' (an officer and director of the Company) common stock in the Company (see Note
8), which bear an interest rate of 10% and is due on demand.

On February 9, 2000, the Company consummated an acquisition agreement with PowerClick, Inc. whereby the Company acquired 50% of the outstanding capital stock of PowerClick, Inc. in consideration of $1,500,000 and 6,000,000 shares of the Company's common stock, options to purchase 2,000,000 shares of the Company's common stock with a price of $0.40 per share, and an option to purchase an additional 4,000,000 shares of the Company's common stock with a price of $0.40 per share exercisable no sooner than April 1, 2000, but no later than April 30, 2000. This acquisition has been accounted for under the equity method of accounting.

On March 13, 2000, the SEC suspended trading of the Company's common stock from the Over the Counter Bulletin Board ("OTCBB") in connection with an investigation of the Company.
The Company's common stock resumed trading on March 27, 2000; however, from that date to the date of this report, the Company's common stock has been trading on the National Quotation Bureau's
Pink Sheets since the Company's Company's common stock was delisted On that date from the OTCBB due to the trading suspension. Subequent to the filing of the Form 10-KSB with the SEC, the Company intends to file a 15c2-11 through a market maker in order to apply for relisting on the OTCBB.

On March 13, 2000, the Company advanced approximately $200,000 to a director of the Company. The balance is non-interest bearing and is due on demand.

On March 22, 2000, the Company consummated an amended and restated employment agreement with an individual and his firm to act as outside counsel for the Company. On April 14, 2000, the Company terminated this individual and his firm as outside counsel. Based upon the amended and restated employment agreement, the remaining compensation for the term of this agreement will be due immediately upon the termination of this individual and his firm as outside counsel if terminated for reasons other than good cause. In addition, any common stock and stock warrants granted through the term of this agreement will be considered due in the event of termination for reasons other than good cause. Accordingly, the termination of this individual and his firm, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $600,000 for the remaining portion of unpaid compensation for the first, second and third years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted common stock and stock warrants consisting of 400,000 common shares and 400,000 warrants exercisable at $1.00 per share. The Company's management believes that the termination of this individual and his firm was in good cause and intends to defend itself in this matter vigorously.

On March 21, 2000, the Company consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Company. On April 17, 2000, the Company terminated this individual as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. The Company's management believes that the termination of this individual was in good cause and intends to defend itself in this matter vigorously.

                            EXHIBIT INDEX

Exhibit                   Description
  No
2       Agreement and Plan of Merger, dated June 1, 1999 (see below).

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

3.2     Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.2 of the Registration
        Statement on Form SB-2/A filed on July 22, 1999).

3.3     Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.3 of the Registration
        Statement on Form SB-2/A filed on September 3, 1999).

3.4 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

4.1     Class A Warrant Agreement (incorporated by reference to
        Exhibit 4.2 of Leggoons, Inc. Registration Statement on Form S-1 filed on October 28, 1993).

4.2     Retainer Stock Plan for Non-Employee Directors and
        Consultants, dated April 26, 1999 (incorporated by reference to
        Exhibit 4.1 of the Form S-8 filed on May 14, 1999).

4.3 Consulting and Service Agreement between the Registrant and James Wexler, dated May 20, 1998 (incorporated by reference to
        Exhibit 4.2 of the Form S-8 filed on May 14, 1999).

4.4     Consulting Agreement between the Registrant and Rogel
        Patawaran, dated March 18, 1998 (incorporated by reference to
        Exhibit 4.3 of the Form S-8 filed on May 14, 1999).

4.5 Consulting Agreement between the Registrant and David Ninci, dated February 22, 1999 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on May 14, 1999).

4.6     Consulting Agreement between the Registrant and Harry
        Hargens, dated January 17, 1999 (incorporated by reference to
        Exhibit 4.5 of the Form S-8 filed on May 14, 1999).

4.7     Consulting Agreement between the Registrant and Charlene
        Charles, dated March 10, 1999 (incorporated by reference to
        Exhibit 4.6 of the Form S-8 filed on May 14, 1999).

4.8     Internet Consulting Services Agreement between the
        Registrant and Steve Goodman, dated May 3, 1999 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on July 2, 1999).

4.9     Consulting Agreement between the Registrant and Rogel
        Patawaran, dated June 8, 1999 (incorporated by reference to
        Exhibit 4.3 of the Form S-8 filed on July 2, 1999).

4.10 Consulting and Service Agreement between the Registrant and Edward Wexler, dated May 20, 1999 (incorporated by reference to
        Exhibit 4.4 of the Form S-8 filed on July 2, 1999).

4.11    Consultant Agreement between the Registrant and Richard
        Epstein, dated June 3, 1999 (incorporated by reference to Exhibit
        4.5 of the Form S-8 filed on July 2, 1999).

4.12    Consultant Agreement between the Registrant and Ezzat
        Jallad, dated March 10, 1999 (incorporated by reference to
        Exhibit 4.6 of the Form S-8 filed on July 2, 1999).

4.13    Consultant Agreement between the Registrant and Shar
        Offenberg, dated June 20, 1998 (incorporated by reference to
        Exhibit 4.7 of the Form S-8 filed on July 2, 1999).

4.14    Consultant Agreement between the Registrant and Richard
        Parnes, dated May 10, 1999 (incorporated by reference to Exhibit
        4.8 of the Form S-8 filed on July 2, 1999).

4.15 Consulting Contract between the Registrant and Robert Bragg, dated August 19, 1999 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on August 31, 1999).

4.16    Consultant Agreement between the Registrant and Dominique
        Einhorn, dated August 9, 1999 (incorporated by reference to
        Exhibit 4.3 of the Form S-8 filed on August 31, 1999).

4.17    Consultant Agreement between the Registrant and Richard
        Epstein, dated August 16, 1999 (incorporated by reference to
        Exhibit 4.4 of the Form S-8 filed on August 31, 1999).

4.18 Consultant Agreement between the Registrant and Jane Hauser, dated August 16, 1999 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on August 31, 1999).

4.19 Form of Debenture issued by the Registrant to CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2/A filed on July 22,
        1999).

4.20    Registration Rights Agreement between the Registrant and
        CALP II, LP, dated June 9, 1999 (incorporated by reference to
        Exhibit 4.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

4.21 Form of Warrant issued by the Registrant to CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2/A filed on July 22,
        1999).

4.22 Common Stock Purchase Agreement between the Registrant and Alpha Venture Capital, Inc., dated September 28, 1999
       (incorporated by reference to Exhibit 4.2 of the Registration
        Statement on Form SB-2 POS filed on September 29, 1999).

4.23    Registration Rights Agreement between the Registrant and
        Alpha Venture Capital, Inc., dated September 28, 1999
       (incorporated by reference to Exhibit 4.3 of the Registration
        Statement on Form SB-2 POS filed on September 29, 1999).

4.24    Warrant issued by the Registrant to Alpha Venture Capital,
        Inc., dated September 28, 1999 (incorporated by reference to
        Exhibit 4.4 of the Registration Statement on Form SB-2 POS filed on September 29, 1999).

10.1 Agreement to License Assets between the Registrant and Home Point of Sales, Inc., dated February 18, 1997 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on February 25,
        1997).

10.2    Escrow Agreement between the Registrant, Home Point of
        Sales, Inc, and First National Bank of Omaha, dated February 18, 1997 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on February 25, 1997).

10.3    Host Processing Agreement between the Registrant and
        Electronic Transactions & Technologies, dated April 28, 1997 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A for the fiscal year ended on August 31, 1998).

10.4    Licensing Agreement between the Registrant and Electronic
        Transactions & Technologies, dated March 27, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A for the fiscal year ended on August 31, 1998).

10.5    Promissory Note between Electronic Transactions &
        Technologies and Unipay, Inc., dated April 26, 1999 (see below).

10.6    Joint Venture Agreement between the Registrant and First
        Entertainment Holding Corp., dated April 29, 1999 (see below).

10.7    Letter of Commitment between the Registrant and Rogel
        Technologies, dated May 6, 1999 (incorporated by reference to
        Exhibit 2 to the Form 8-K filed on November 15, 1999).

10.8 Acquisition Agreement between the Registrant and eBet.com, Inc., dated August 12, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 15, 1999).

10.9 Consulting Agreement between the Registrant and eMarkit, Incorporated, dated August 16, 1999 (see below).

10.10   Stock Exchange Agreement between the Registrant, La
        Empresa Ranco Plasticos Limitada, Michael Lanes, and Jamie Ligator, dated August 31, 1999 (incorporated by reference to
        Exhibit 2.1 to the Form 8-K filed on November 16, 1999).

10.11 Agreement and Plan of Acquisition between the Registrant and PowerClick, Inc., dated September 9, 1999 (see below).

10.12   Consulting Agreement between the Registrant and
        International Investor Relations Group, Inc., dated September 24, 1999 (see below).

10.13   Agreement between the Registrant and Kanakaris
        Communications, dated October 21, 1999 (see below).

10.14   Letter of Commitment between the Registrant and Rogel
        Technologies, dated October 23, 1999 (see below).

10.15 Capital Contribution Agreement between the Registrant and SafeTPay.com, dated November 5, 1999 (see below).

10.16   Agreement between the Registrant and Rogel
        Technologies, dated November 23, 1999 (see below).

10.17   Contract of Partnership between the Registrant and Top
        Sports, S.A., dated November 20, 1999 (see below).

10.18 Agreement between the Registrant and Alliance Equities, dated November 29, 1999 (see below).

10.19   Secured Promissory Note issued to the Registrant by
        Electronic Transactions & Technologies and Thomas S. Hughes, dated December 1, 1999 (see below).

10.20   Security Agreement between the Registrant, Electronic
        Transactions & Technologies, and Thomas S. Hughes, dated December 1, 1999 (see below).

10.21 Business Cooperation Agreement between the Registrant and Top Sports, S.A., dated December 9, 1999 (see below).

10.22   Consulting Agreement between the Registrant and Michael
        Leste, dated December 10, 1999 (see below).

10.23   Consulting Agreement between the Registrant and Michael
        Kofoed, dated December 10, 1999 (see below).

10.24 Agreement between the Registrant and Top Sports S.A., dated December 16, 1999.

10.25 Agreement between the Registrant and eMarkit, Incorporated, dated December 29, 1999 (see below).

21      Subsidiaries of the Registrant (see below).

27      Financial Data Schedule (see below).

99.1 Patents: dated August 9, 1994, May 19, 1998, and September 15, 1998 (see below).

99.2 Trademarks: filed March 31, 1997, February 16, 1999, May 6, 1999, May 24, 1999, June 3, 1999, June 4, 1999, August 12, 1999,
        and September 28, 1999 (see below).