Form 10QSB
period 2000-03-31
ECONNECT
filed 2000-05-30
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000

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

As of As of May 1, 2000, the Registrant had 162,394,801 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No    X   .

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000            3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                         5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  PLAN OF OPERATION                                         11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                         13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

ITEM 5.  OTHER INFORMATION                                         14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURE                                                          14

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                               eCONNECT
                 CONSOLIDATED BALANCE SHEET (Unaudited)

                                 ASSETS

Current assets                                      March 31, 2000

Cash                                                $  1,247,262

Due from related party                                   200,000

Total current assets                                   1,447,262

Fixed assets, net                                        135,506

Other assets

  Investments, net                                     2,445,046
  Goodwill, net                                          187,614
  Other intangibles, net                                 680,520
  Other assets                                            11,012
                                                       3,324,192
Total assets                                           4,906,960

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       664,504
  Accrued liabilities                                     57,795
  Due to related party                                   607,221
  Due to affiliate                                     1,725,000
   Total current liabilities                           3,054,520
    Total liabilities                                  3,054,520

Stockholders' equity
  Common stock; $.001 par value; 200,000,000
  shares authorized, 154,870,876 shares
  issued and outstanding                                 154,871
  Additional paid-in capital                          55,521,296

Due from related party - secured by
 Company's common stock                               (4,093,529)
Accumulated deficit                                  (49,730,198)
   Total stockholders' equity                          1,852,440
   Total liabilities and stockholders' equity          4,906,960

See Accompanying Notes to Financial Statement

                              eCONNECT
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                  For the three months ended March 31
                                        2000                1999

Revenue                                    -                      -

Operating expenses

 Consulting                        9,868,917                      -

 Public relations                  5,232,780                      -

 Research and development          1,910,310                      -

 General and administrative        1,951,826                175,730

   Total operating expenses       18,963,833                175,730

Net loss from operations         (18,963,833)              (175,730)

Other income (expense)

 Interest income                      87,350                      -

 Equity losses of investees         (280,366)                     -

   Total other income (expense)     (193,016)                     -

Net loss before provision for
income taxes                     (19,156,849)              (175,730)

Provision for income taxes                 -                      -

Net loss                         (19,156,849)              (175,730)

Basic and diluted loss per
common share                           (0.14)                 (0.01)

Basic and diluted weighted
average common shares
outstanding                      136,090,236             14,316,067

See Accompanying Notes to Financial Statements

                                eCONNECT
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                   For the three months ended March 31
                                                2000              1999

Cash flows from operating
activities:

 Net loss                                (19,156,849)         (175,730)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Depreciation and amortization              223,183                 -
  Common shares issued for
  services                                15,627,561                 -
  Equity losses of investees                 280,366                 -
Changes in operating assets and
liabilities:
  Decrease in stock subscription
  receivable                                 220,176                 -
  Decrease in due from related
  party                                       50,000                 -
  Increase in due from related party -
   secured by Company's common stock      (1,112,647)                -
  Increase in other assets                   (11,012)                -

  Increase (decrease) in accounts
  payable                                    139,234           (12,522)

  Increase (decrease) in accrued
  liabilities                                (32,885)           36,000

  Decrease in due to related party            (5,789)                -

  Decrease in stockholder loan
  payable                                   (350,000)                -

   Net cash used by operating
   activities                             (4,128,662)         (152,252)

Cash flows from investing
activities:

  Purchase of fixed assets                  (138,144)                -

  Payments for investments                  (706,200)                -

   Net cash used by investing
   activities                               (844,344)                -

Cash flows from financing
activities:

  Proceeds from issuance of
  long-term debt                                   -            16,600

  Proceeds from issuance of
  common stock                             6,094,096           149,300

   Net cash provided by financing
   activities                              6,094,096           165,900

Net increase in cash                       1,121,090            13,648

Cash, beginning of period                    126,172             8,862

Cash, end of period                        1,247,262            22,510

Schedule of non-cash investing and
financing activities:
 Remaining consideration of the
 acquisition of Powerclick, Inc.
 recorded as due to affiliate              1,725,000                 -

                               eCONNECT
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (Continued)

                                    For the three months ended March 31
                                              2000                1999

2,000,000 common shares issued
 related to the acquisition of
 Powerclick, Inc.                          325,000                   -

666,667 common shares issued for
 accounts payable                          550,000                   -

6,000,000 common shares issued for
 officer bonus payable                   4,800,000                   -

203,865 common shares issued for
 stock subscription payable                 81,546                   -

See Accompanying Notes to Financial Statements

                               eCONNECT
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1999 of eConnect ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

During the first quarter of 2000, the Company's investees (PowerClick and Top Sports S.A.) were operational, while the "Bank Eyes Only" Internet products were in the development stage. As described below under the caption "Business Combinations and Investments," the investees' earnings or losses are recorded on the equity method of accounting.

2.  ACQUISITION

Powerclick, Inc. - In February 2000, the Company acquired 50% of the outstanding capital stock of Powerclick, Inc. ("the Investee") in consideration of $1,200,000 and 8,000,000 shares of the Company's common stock ("the Acquisition"). As of March 31, 2000 the Company has made payments totaling $450,000 and issued 2,000,000 shares of the Company's common stock related to the Acquisition. The remaining unpaid balance of $750,000 and unissued common stock totaling 6,000,000 shares are recorded as "Due to affiliate" totaling $1,725,000 at March 31, 2000. The Company has accounted for its ownership interest in the Investee under the equity-method as the Company has the ability to exercise significant influence, but not control, and has an ownership interest of the investee's voting stock between 20% and 50%. As of March 31, 2000, the investment in the Investee exceeded the Company's share of the underlying net assets by approximately $2,424,190. The excess of the underlying net assets in the Investee is being amortized on a straight-line basis over the estimated useful life of three years. For the three months ended March 31, 2000, amortization expense related to this investment approximated $120,000.

Business Combinations and Investments - This business combination has been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its net tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting stock between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or losses based on its ownership interest are included in the consolidated statements of operations. The investee's earnings or losses are the net result of total revenues less total expenses. The Company records its investments accounted for under the equity-method as "Investments" on the consolidated balance sheet and its share of the investee's earnings or losses in "Equity earnings or losses of investees" on the consolidated statements of operations. The portion of the Company's investment in an investee that exceeds its claim of the net assets of the investee, if any, is treated as goodwill and amortized over a period of three years.

3.  RELATED PARTY TRANSACTIONS

Due from related party - As of March 31, 2000, the Company loaned
$200,000 to a director of the Company. The balance is non-interest bearing and is due on demand. The Company received a $100,000 repayment of this amount in April 2000.

Due from related party - secured by Company's common stock - As of March 31, 2000, the Company made loans totaling $4,093,529 (including accrued interest receivable of $231,821) to ET&T and Thomas Hughes (an officer and director of the Company). The balance is secured by approximately 9,400,000 shares of the Company's common stock, which is owned by ET&T and Thomas Hughes, bearing an interest rate of 10% and is due on demand.

4.  GOING CONCERN

The Company incurred a net loss of approximately $19,000,000 for the three months ended March 31, 2000. The Company's current liabilities exceed its current assets by approximately $1,600,000 as of March 31, 2000. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products to generate future revenues and elect new directors to the board. The Company will also seek additional sources of capital through the issuance of debt equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

(a)  Twelve Month Plan of Operation.

In the year 2000, the Registrant will focus its attention on the marketing and development of the PERFECT industry (Personal Encrypted Remote Financial Electronic Card Transactions), with specific focus on the "Bank Eyes Only"T Internet aspect of the PERFECT transaction (see Exhibit 99.3 for a summary of the trademark filed on March 15, 2000).

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

The Registrant has begun initial sign ups of web Merchants for this service and based on responses, will now expend substantial dollars for an aggressive May sign up campaign to begin simultaneously on several fronts. To launch the service of Internet "Bank Eyes Only" transactions, the Registrant has implemented the following initiatives:

(1) The development of the eCashPad by Asia Pacific Micro, Inc, under a manufacturing agreement entered into on January 21, 2000 (see Exhibit 10.29 to this Form 10-QSB). Production of the eCashPad has commenced in Asia and is commercially targeted for distribution in June 2000.

(2) The Registrant has entered into two agreements with eFunds Corporation, a subsidiary of Deluxe Data, dated February 3, 2000 and February 4, 2000 to provide the Dominican Republic and Ireland host systems for "Bank Eyes Only" transactions (see Exhibits 10.34 and 10.36, respectively, to this Form 10-QSB). This means that eFunds will help process the transaction after it leaves the Registrant's server.

(3) Under the agreements with eFunds, the Registrant also obtained a license of the eFunds CONNEX host system software for usage in countries other than the United States. The CONNEX system provides the Registrant with a proven host software system which will effect "Bank Eyes Only" transactions as originated by eCashPads.

(4) The purchase of an IBM Multiprise 2000 as a platform for the CONNEX host system software in March 2000.

(5) The Registrant has entered into a letter of intent with Real Solutions, Ltd. on March 9, 2000 to provide the IBM hardware support in connection with the eFunds agreements (see Exhibit
10.40 to this Form 10-QSB). On April 13, 2000, the Registrant entered into a formal Master Services Agreement with Real Solutions, Ltd. in connection with this matter.

(6) On February 9, 2000, the Registrant consummated an acquisition agreement with PowerClick, Inc., a Nevada corporation, whereby the Registrant acquired 50% of the outstanding capital stock of this company (see Exhibit 10.37 to this Form 10-QSB). PowerClick, Inc. owns and operates a website that provides a wide range of products and services to the public, and is intended to be used as a vehicle to promote the use of the "Bank Eyes Only" system.

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

(9) On December 29, 1999, the Registrant entered into an agreement for establishing eConnect2Trade.com, Incorporated ("ET") (see Exhibit 10.25 to this Form 10-QSB). The business of ET is to be the marketing and sales of the Registrant's "same-as-cash" transactions to the securities industry via any medium, but initially via the internet using an ATM pin pad. The long term goal of ET will be, for a fee, to act as a financial interface between securities broker/dealers and their clients who are transacting currencies via transactions using bank host processing centers that are authorizing such transactions. Although a recent Letter of Intent between ET and Empire Financial Holding Co., a broker/dealer, did not proceed, it is the intention of the Registrant to seek other contacts within the brokerage industry (see Exhibit 10.28 to this Form 10-QSB).

(10) On March 10, 2000, the Registrant entered into a Joint Venture Agreement for the creation of a software/hardware solution that will facilitate a secure transaction interface and communications between handheld computing devices and secure transaction servers (see Exhibit 10.39 to this Form 10-QSB). The net result to be to provide same as cash transactions over virtual private networks. The combined hardware /software/service is to be known as "PocketPay" an existing trademark of eConnect.

(11) Development of "bankeyesonly.com" web sites in the United States, Dominican Republic, Ireland, Australia and Hong Kong. These web sites will be used to register web merchants within the above listed countries to be able to receive a "Bank Eyes Only" transaction by an eCashPad. A consumer will be able to go the Registrant's website and with the use of his/her eCashPad will be able to safely order merchandise on line.

(12) Aggressive recruiting of web merchants to the Registrant "Bank Eyes Only" network. Registration of "Bank Eyes Only" web merchants will be pursued by a team specialists to be hired who understand their specific industry such as phone or cable or collections and who will fully develop the pertinent "Bank Eyes Only" applications for that industry and who will develop strategic alliances within their specific industry. In addition, the Registrant has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants.

(13) Using a revenue sharing plan from the flat fee, the Registrant will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the web merchants to their consumer base. For example, a merchant might distribute eCashPads with its logo to its own consumers.

(14) Establishment of strategic alliances with a substantial partner in each country. The partner will then proceed to develop the business of "Bank Eyes Only" transactions by usage of the simple and proprietary eCashPad which has been developed by the Registrant.

(15) The activation of the Dominican Republic host system, and host systems in Ireland, Hong Kong Host, and Australia as full service centers which will provide not only "Bank Eyes Only" Internet transactions by the usage of eCashPads but also full service aspects of processing merchant retail terminal transactions and ATM cash machines. Terminals could be placed in strategic market areas of each country such as check cashing centers or even grocery stores. In this regard, the Registrant entered into a Joint Venture Agreement, dated March 27, 2000, with Raymond and Li-Wang Kessler for the purpose of delivering a delegation from the Peoples Republic of China to a meeting in the United States with the Registrant to discuss launching the Registrant's services in China (subsequent meetings with China Delegation contact(s) and their associates will explore forging business relationships in Singapore, Hong Kong, Macao and other countries) (see Exhibit 10.44 to this Form 10-QSB).

(16) Establishment of the "International," which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and Hong Kong, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

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

(7) Conflicts of Interest. The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors. Each will continue to devote such time to the business of the Company, notwithstanding other obligations, that may reduce the time they can devote to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors, which may not be susceptible to resolution.

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

(8) Additional Financing Will Be Required. The Registrant will be required to raise significant capital to fund its Plan of Operation; this is estimated to be $3,000,000 over the next 12 months. Currently, the Registrant is meeting its funding requirements through financing provided by the Alpha Venture Capital, Inc. through a Common Stock Purchase Agreement between the Registrant and this firm Alpha Venture Capital, Inc., dated September 28, 1999 (see Exhibit 4.22 to this Form 10-QSB). However, there is no guarantee that this funding source will continue to be available in the future.

The current funds available to the Company, and any revenue generated by operations, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Company.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

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

Although this action has been concluded, since the permanent injunction was entered the Company has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999; (b) Form 10QSB for the quarter ended June 30, 1999 (due by August 14, 1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Company entered on the EDGAR electronic filing system);
(c) a Form 10-QSB for the transition period ended December 31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999; (d) Form 8-K to reflect a certain acquisition by the Company (due by May 21, 1999) - filed with the SEC on November 15, 1999; (e) Form 8-K to reflect two acquisitions by the Company (due by September 15, 1999) - filed with the SEC on November 16, 1999; (f) Form 10-KSB for the period ended on December 31, 1999 (due by April 14, 2000) - filed with the SEC on May 9, 2000; and
(g) Form 10-QSB for the quarter ended March 31, 2000 (due by May
22, 2000).

(b)  Securities and Exchange Commission Action (March 23, 2000).

In a complaint filed on March 23, 2000 (Securities and Exchange Commission v. eConnect and Thomas S. Hughes, Civil Action No. CV 00 02959 AHM (C.D. Cal.)), the SEC alleged that since February 28, 2000, the Registrant issued false and misleading press releases claiming: (1) the Registrant and its joint venture partner had a unique licensing arrangement with PalmPilot; and
(2) a subsidiary of the Registrant had a strategic alliance with a brokerage firm concerning a system that would permit cash transactions over the Internet. The complaint further alleges that the press releases, which were disseminated through a wire service as well as by postings on internet bulletin boards, caused a dramatic rise in the price of the Registrant's stock from $1.39 on February 28 to a high of $21.88 on March 9, 2000, on heavy trading volume. The SEC suspended trading in the Registrant's common stock on the Over the Counter Bulletin Board on March 13 for a period of 10 trading days (trading resumed on the National Quotation Bureau's Pink Sheets on March 27, 2000). The complaint alleges that despite the trading suspension and the SEC's related investigation, the Registrant and Mr. Hughes continued to issue false and misleading statements concerning the Registrant's business opportunities. In addition to the interim relief granted, the Commission seeks a final judgment against the Registrant and Mr. Hughes enjoining them from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (the anti-fraud provisions of that act) and assessing civil penalties against them.

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

(d)  Employment Agreement - President/Chief Operating Officer.

On March 21, 2000, the Company consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Company (see Exhibit 10.42 to this Form 10-QSB). On April 17, 2000, the Company terminated this individual as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. The Company's management believes that the termination of this individual was in good cause and intends to defend itself in this matter vigorously.

(e)  Employment Agreement - Outside Counsel.

On March 22, 2000, the Company consummated an amended and restated employment agreement with an individual and his firm to act as outside counsel for the Company (see Exhibit 10-43 to this Form 10-QSB). On April 14, 2000, the Company terminated this individual and his firm as outside counsel. Based upon the amended and restated employment agreement, the remaining compensation for the term of this agreement will be due immediately upon the termination of this individual and his firm as outside counsel if terminated for reasons other than good cause. In addition, any common stock and stock warrants granted through the term of this agreement will be considered due in the event of termination for reasons other than good cause. Accordingly, the termination of this individual and his firm, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $700,000 for the remaining portion of unpaid compensation for the first, second and third years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted common stock and stock warrants consisting of 600,000 common shares and 600,000 warrants exercisable at $1.00 per share. The Company's management believes that the termination of this individual and his firm was in good cause and intends to defend itself in this matter vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three month period ended on March 31, 2000:

(1)  Between February 2, 2000 and February 29, 2000, the
Registrant sold a total of 3,069,011 shares of common stock to 79 individuals at a price of $0.40 per share, for an aggregate consideration of $1,227,604.

(2) During the period of January 1, 2000 through March 6, 2000, the Registrant sold a total of 9,320,167 shares of common stock to 17 individuals and firms in exchange for consulting and other services performed for the Registrant (including 6,000,000 shares issued to Ryan Kavanaugh in connection with the Consulting Agreement with the Registrant (see Exhibit 10.41 to this Form 10-
QSB).

No commissions or fees were paid in connection with these sales.
All of the above sales were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D.

(b)  Use of Proceeds.

On August 20, 1999, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 61,000,000 shares of common stock (aggregate offering price of $11,590,000 under Rule 457(c)). This offering was used primarily for consulting services and acquisitions by the Registrant, and commenced on the effective date of this registration statement (September 7, 1999). However, 20,000,000 shares of common stock under this offering were used for the registration of shares sold under a Common Stock Purchase Agreement (through a post-effective amendment to this Form SB-2 filed and effective on September 29, 1999 - File No. 333-79739).

The total amount of shares sold under this offering through December 31, 1999 is 24,210,817, and an additional 14,490,746 shares for the quarter ended on March 31, 2000 (for a total of 38,701,563 shares sold in this offering). Out of the total offering, the Registrant issued 9,088,442 shares out of those registered from the Common Stock Purchase Agreement for a total consideration of $933,000 through December 31, 1999, and an additional 2,877,084 shares for the quarter ended March 31, 2000 for a total consideration of $2,871,000. In addition, the Registrant issued 4,988,730 shares upon the exercise of warrants, for a total consideration of $1,995,492. The expenses involved with this offering to March 31, 2000 were approximately $370,640 (which includes an 8% commission of payable on the sales made under the Common Stock Purchase Agreement). The net cash proceeds from this offering (gross proceeds of $5,799,492 less offering expenses) of $5,428,852 were used for working capital for the Registrant. This offering has not as yet terminated.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

(a)  Promissory Note and Security Agreement.

The Registrant, and Electronic Transactions & Technologies (a privately held corporation majorty owned by Thomas Hughes, President of the Registrant) and Mr. Hughes entered into a Promissory Note, dated December 1, 1999 (see Exhibit 10.19 to this Form 10-QSB), to reflect the principal sum of approximately $2,900,000 owed by ET&T and Mr. Hughes to the Registrant for various sums paid by the Registrant to ET&T. During the first quarter of 2000, the Registrant advanced approximately $1,000,000 to ET&T. This additional amount, along with the existing amount owed, are set forth in an Amended and Restated Promissory Note (see Exhibit 10.45 to this Form 10-QSB) and are secured by the 9,400,000 shares of the Registrant owned by Mr. Hughes and ET&T as reflected in an accompanying Amended and Restated Security Agreement (see Exhibit 10.46 to this Form 10-QSB).

(b)  eSportsbet.com.

Under an Agreement dated January 7, 2000, the Registrant acquired the eSportsbet.com website from PowerClick, Inc. (the owner of that website on that date) (see Exhibit 10.27 to this Form 10-QSB). In return, the Registrant agreed to be responsible to any liabilities that may have been incurred by PowerClick during its ownership and control of eSportsbet.com. The Registrant intends to use this website in its eGaming operations in the Dominican Republic.

(c)  Beneficial Ownership of Shares.

With regard to the beneficial ownership of shares of the Registrant's common stock as of May 1, 2000, management has reexamined the control that Thomas Hughes exercises over ET&T and the 5,400,000 shares owned by that firm. Based on this review, the Registrant has determined that the shares owned by ET&T should be attributed to the beneficial ownership of Mr. Hughes:
Resulting in a total beneficial ownership of Mr. Hughes of 5,550,000 (3.42% of the total issued and outstanding as of that date of 162,394,801 and bringing the total of the directors and executive officers of 15,240,000 (9.33% of the total).

(d)  License Agreement of February 18, 1997.

On February 18, 1997, the Registrant entered into an Agreement to License Assets from Home Point of Sales, Inc.("HPOS") (now know as "ET&T) (see Exhibit 10.1 to this Form 10-QSB). Under the terms of this license agreement, it was the intention of the parties hereto that if and when any additional shares of the common stock of the Registrant are issued to the public or any employees, ET&T's ownership interest in the Registrant shall be and remain no less than 60% and that ownership interest of the ten current shareholder of the Registrant (James Clinton) shall, at that time, be no less than 10%. ET&T has never sought to
enforce this provision in this license agreement.   On February
2, 2000, the Registrant issued a total of 1,638,789 shares to James Clinton or his nominees based on the stated reason that compliance with said 10% provision in such license agreement was required (this is in addition to the 1,850,000 shares so issued in 1999). Shares issued under said provision of this license agreement were not issued for consideration and therefore may not have been properly issued in compliance with Nevada Revised Statutes 78.211.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB, as follows:

(1) Form 8-K filed on January 18, 2000 reflecting the settlement of litigation between the Registrant and CALP II, LP.

(2) Form 8-K filed on March 15, 2000 reflecting the following: (i) the dismissal of the former certifying accountant for the Registrant, Farber & Hass, effective March 8, 2000; and (ii) the retention of L.L. Bradford & Company as the new certifying accountant for the Registrant, effective March 8, 2000.

(3) Form 8-K filed on March 31, 2000 reflecting the filing of a complaint on March 23, 2000 by the U.S. Securities and Exchange Commission against the Registrant and Thomas Hughes, and the issuance of a temporary restraining order against the Registrant and Mr. Hughes.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index

                            SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eConnect


Dated: May 25, 2000                 By: /s/ Thomas S. Hughes
                                    Thomas S. Hughes, President

                            EXHIBIT INDEX

Exhibit                      Description
  No.

2      Agreement and Plan of Merger, dated June 1, 1999
      (incorporated by reference to Exhibit 2 of the Form 10-KSB filed on May 9, 2000).

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registration Statemet on Form SB-2/A filed on July 22, 1999).

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

4.25   Amended and Restated Retainer Stock Plan for Non-Employee
       Directors and Consultants, dated February 1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on February 10,
       2000).

4.26   Consulting Services Agreement between the Registrant and
       Laurel-Jayne Yapel Manzanares, dated February 1, 2000
      (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on February 10, 2000).

4.27   Consulting Services Agreement between the Registrant and
       Marcine Aniz Uhler, dated February 1, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on February 10, 2000).

4.28  Consulting Services Agreement between the Registrant and
      William Lane, dated February 7, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on February 10, 2000).

4.29  Consulting Services Agreement between the Registrant and
      Earl Gilbrech, dated February 7, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on February 10, 2000).

4.30  Consulting Services Agreement between the Registrant and
      Dominique Einhorn, dated February 7, 2000 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on February 10,
      2000).

4.31  Consulting Services Agreement between the Registrant and
      Edward James Wexler, dated February 7, 2000 (incorporated by reference to Exhibit 4.7 of the Form S-8 filed on February 10,
      2000).

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

10.5  Promissory Note between Electronic Transactions &
      Technologies and Unipay, Inc., dated April 26, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on May 9,
      2000).

10.6  Joint Venture Agreement between the Registrant and First
      Entertainment Holding Corp., dated April 29, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on May 9,
      2000).

10.7  Letter of Commitment between the Registrant and Rogel
      Technologies, dated May 6, 1999 (incorporated by reference to
      Exhibit 2 to the Form 8-K filed on November 15, 1999).

10.8 Acquisition Agreement between the Registrant and eBet.com, Inc., dated August 12, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 15, 1999).

10.9 Consulting Agreement between the Registrant and eMarkit, Incorporated, dated August 16, 1999 (incorporated by reference to
      Exhibit 10.9 of the Form 10-KSB filed on May 9, 2000).

10.10 Stock Exchange Agreement between the Registrant, La
      Empresa Ranco Plasticos Limitada, Michael Lanes, and Jamie
      Ligator, dated August 31, 1999 (incorporated by reference to
      Exhibit 2.1 to the Form 8-K filed on November 16, 1999).

10.11 Agreement and Plan of Acquisition between the Registrant and PowerClick, Inc., dated September 9, 1999
     (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on May 9, 2000).

10.12 Consulting Agreement between the Registrant and
      International Investor Relations Group, Inc., dated September 24, 1999 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on May 9, 2000).

10.13 Agreement between the Registrant and Kanakaris
      Communications, dated October 21, 1999 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on May 9, 2000).

10.14 Letter of Commitment between the Registrant and Rogel
      Technologies, dated October 23, 1999 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on May 9, 2000).

10.15 Capital Contribution Agreement between the Registrant and SafeTPay.com, dated November 5, 1999 (incorporated by reference to Exhibit 10.15 of the Form 10-KSB filed on May 9, 2000).

10.16 Agreement between the Registrant and Rogel Technologies dated November 23, 1999 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on May 9, 2000).

10.17 Contract of Partnership between the Registrant and Top
      Sports, S.A., dated November 20, 1999 (incorporated by reference to Exhibit 10.17 of the Form 10-KSB filed on May 9, 2000).

10.18 Agreement between the Registrant and Alliance Equities, dated November 29, 1999 (incorporated by reference to Exhibit
      10.18 of the Form 10-KSB filed on May 9, 2000).

10.19 Secured Promissory Note issued to the Registrant by
      Electronic Transactions & Technologies and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit
      10.19 of the Form 10-KSB filed on May 9, 2000).

10.20 Security Agreement between the Registrant, Electronic
      Transactions & Technologies, and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.20 of the Form 10-KSB filed on May 9, 2000).

10.21 Business Cooperation Agreement between the Registrant and Top Sports, S.A., dated December 9, 1999 (incorporated by reference to Exhibit 10.21 of the Form 10-KSB filed on May 9, 2000).

10.22 Consulting Agreement between the Registrant and Michael
      Leste, dated December 10, 1999 (incorporated by reference to
      Exhibit 10.22 of the Form 10-KSB filed on May 9, 2000).

10.23 Consulting Agreement between the Registrant and Michael
      Kofoed, dated December 10, 1999 (incorporated by reference to
      Exhibit 10.23 of the Form 10-KSB filed on May 9, 2000).

10.24 Agreement between the Registrant and Top Sports S.A., dated December 16, 1999 (incorporated by reference to Exhibit
      10.24 of the Form 10-KSB filed on May 9, 2000).

10.25 Agreement between the Registrant and eMarkit, Incorporated, dated December 29, 1999 (incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on May 9, 2000).

10.26 Fee Agreement between the Registrant and Red Iguana
      Trading Company, Inc., dated January 2, 2000 (see below).

10.27 Assignment of eSportsbet between the Registrant and PowerClick, Inc., dated January 7, 2000 (see below).

10.28 Letter of Intent of Negotiation and Information
      Exchange between eConnect2Trade.com, Incorporated, and Empire Financial Holdings, Incorporated, dated January 21, 2000 (see below).

10.29 Manufacturing Agreement between the Registrant and Asia
      Pacific Micro, Inc., dated January 21, 2000 (see below).

10.30 Consulting Services Agreement between the Registrant and Boardwalk Associates, Inc., dated January 26, 2000 (see below).

10.31 Consulting Services Agreement between the Registrant and
      Coldwater Capital L.L.C., dated January 26, 2000 (see below).

10.32 Consultant Agreement between the Registrant and Harvey
      M. Burstein, dated February 2, 2000 (see below).

10.33 Consultant Agreement between the Registrant and Terrie
      Pham, dated February 2, 2000 (see below).

10.34 Software License, Development, and Maintenance
      Agreement (Dominican Republic) between the Registrant and eFunds Corporation, dated February 3, 2000 (see below).

10.35 Agreement between the Registrant and Burbank Coach
      Works, dated February 3, 2000 (see below).

10.36 Software License, Development, and Maintenance
      Agreement (Ireland) between the Registrant and eFunds
      Corporation, dated February 4, 2000 (see below).

10.37 Acquisition Agreement between the Registrant and
      PowerClick, Inc., dated February 9, 2000 (see below).

10.38 Loan Agreement between the Registrant and Richard
      Epstein, dated February 15, 2000 (see below).

10.39 PocketPay Joint Venture Agreement between the
      Registrant and Pilot Island Publishing, Inc., dated March 1, 2000 (see below).

10.40 Letter of Intent between the Registrant and Real
      Solutions, Ltd., dated March 9, 2000 (see below).

10.41 Consulting Agreement between the Registrant and Ryan
      Kavanaugh, dated March 10, 2000 (see below).

10.42 Amended Employment Agreement between the Registrant and
      Stephen E. Pazian, dated March 21, 2000 (see below).

10.43 Amended and Restated Employment Agreement between the
      Registrant and Stanley C. Morris, dated March 22, 2000 (see below).

10.44 China-Singapore-Hong Kong-Macao Joint Venture Agreement between the Registrant, and Raymond Kessler and Li-Wang Kessler, dated March 27, 2000 (see below).

10.45 Amended and Restated Secured Promissory Note issued to the Registrant by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (see below).

10.46 Amended and Restated Security Agreement between the
      Registrant, Electronic Transactions & Technologies, and Thomas S. Hughes, dated March 31, 2000 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 9, 2000).

27    Financial Data Schedule (see below).

99.1  Patents: dated August 9, 1994, May 19, 1998, and September
      15, 1998 (incorporated by reference to Exhibit 99.1 of the Form 10-KSB filed on May 9, 2000).

99.2  Trademarks: filed March 31, 1997, February 16, 1999, May 6,
      1999, May 24, 1999, June 3, 1999, June 4, 1999, August 12, 1999,
      and September 28, 1999 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on May 9, 2000).

99.3  Trademark filed on March 15, 2000 (see below).