Form 10QSB
period 2000-06-30
ECONNECT
filed 2000-08-21
CIK 911934

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
33-68570
3

                            eConnect
     (Exact name of registrant as specified in its charter)







Nevada                                            43-1239043
(State of organization) (I.R.S. Employer Identification No.)

2500 Via Cabrillo Marina, Suite 112, San Pedro, California 90731
(Address of principal executive offices)

Registrant's telephone number, including area code (310) 514-9482

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 180,583,813 shares of common stock outstanding as of August 1, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Unaudited Financial Statements as of June 30, 2000
                            eCONNECT
                   CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2000
                           (UNAUDITED)


ASSETS
Current assets
     Cash                                          $   164,143
     Due from related parties                         310,525
                                                   -----------
                Total current assets                   474,668

Fixed assets, net                                    484,690

Investment, net                                    2,101,011
Intangible assets, net                             3,436,164
Purchased software                                 2,168,892
Deposit                                                250,000
Other assets                                          141,721
                                                    -----------
                                                      8,097,788
                                                    -----------
Total assets                                      $ 9,057,146
                                                    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                              $2,261,000
     Accrued liabilities                              225,947
     Due to related parties                         3,845,630
     Due to affiliate                                 578,989
     Notes payable-stockholders                       711,818
     Note payable-current portion                     544,971
                                                  ------------
                Total current liabilities            8,168,355

Long-term liabilities
     Note payable-long-term portion                   734,727
                                                   ------------
                Total liabilities                    8,903,082

Stockholders' equity
     Commonstock;$.001parvalue;200,000,000
     shares authorized,177,103,813shares
     Issued and outstanding                           177,104
     Additional paid-in capital                    63,278,319
     Minority interest in consolidated                 15,625
    subsidiary
     Due from related party-secured by
     Company's common stock                        (4,392,918)
     Accumulated deficit                          (58,924,066)
                                                  ------------
                Total stockholders' equity             154,064
                                                   ------------
Total liabilities and stockholders'                $ 9,057,146
equity
                                                   ============


         See Accompanying Notes to Financial Statements
                                1
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the three months ended June   For the six months ended June
                                                        30,                              30,
                                            ---------------------------      --------------------------
                                               2000            1999             2000             1999
                                              ------         --------          -------         -------
Revenue
 Sports Books (excess payouts over wagers)    $(462,573)          $      -       $(462,573)         $     -
                                              -----------       -----------      -----------    ------------
Operating expenses
 Sports Books                                    118,350                 -          118,350               -
 Consulting                                    5,648,127           841,365       15,517,044         867,615
 Public relations                                436,223                 -        5,669,003               -
 Research and development                        243,057           498,254        2,153,366         502,354
 General and administrative                    2,392,073           488,167        4,343,900         547,097
                                              -----------       -----------      -----------    ------------
  Total operating expenses                      8,837,830         1,827,786       27,801,663       1,917,066
                                              -----------       -----------      -----------    ------------
Net loss from operations                      (9,300,403)       (1,827,786)     (28,264,236)     (1,917,066)

Other income (expense)
 Interest income                                 106,535                 -          193,885               -
 Loss on investment                                    -                 -                -     (2,062,500)
 Equity losses of investees                            -                 -        (280,366)               -
                                              -----------       -----------      -----------    ------------
  Total other income(expense)                     106,535                 -         (86,481)     (2,062,500)

Net loss before provision for income          (9,193,868)       (1,827,786)     (28,350,717)     (3,979,566)
taxes

Provision for income taxes                            -                 -                -               -
                                              -----------       -----------      -----------    ------------
Net loss                                     $(9,193,868)      $(1,827,786)    $(28,350,717)    $(3,979,566)
                                             ============      ============    =============    ============
Basic and diluted loss per common share           $(0.06)           $(0.16)          $(0.19)         $(0.22)
                                             ============      ============    =============    ============
Basic and diluted weighted average
 common shares outstanding                   166,744,917        11,181,234      151,417,577      18,233,711
                                            ============      ============    =============    ============


                 See Accompanying Notes to Financial Statements

                                        2
                            eCONNECT
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                 For the six months ended June
                                                              30,
                                                   ------------------------
                                                     2000             1999

Cash flows from operating activities:
   Net                                              $(28,350,717)      $(3,979,566)
  loss
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                       785,127                 -
      Common shares issued for expenses                21,702,625         2,910,138
      Equity losses of investees                          280,366                 -
   Changes in operating assets and liabilities:
      Decrease in stock subscription receivable           220,176                 -
      Increase in due from related party                 (60,525)                 -
      Increase in due from related party -
        secured by Company's common stock             (1,412,036)                 -
      Increase in deposits                              (250,000)                 -
      Increase in other assets                          (141,721)                 -
      Increase in accounts payable                      1,735,730           135,210
      Increase in accrued liabilities                     135,267                 -
      Increase in due to related parties                  609,762         (282,535)
      Decrease in due to affiliate                       (34,021)                 -
      Increase in minority interest in                     15,625                 -
    consolidated subsidiary
      Increase in notes payable - stockholders            361,818                 -
                                                      -----------       -----------
              Net cash used by operating              (4,402,524)       (1,216,753)
          activities

Cash flows from investing activities:
   Purchase of fixed assets                             (512,802)           (5,478)
   Payments for investments                             (980,797)                 -
   Payments for purchased software                    (2,168,892)                 -
                                                      -----------       -----------
              Net cash used by investing              (3,662,491)           (5,478)
          activities

Cash flows from financing activities:
   Proceeds from issuance of long-term debt             2,124,000           636,000
   Principal payments on long-term debt                 (844,302)         (100,000)
   Proceeds from issuance of common stock               6,823,288           861,587
                                                      -----------       -----------
              Net cash provided by financing            8,102,986         1,397,587
          activities
                                                      -----------       -----------
Net increase in cash                                       37,971           175,356

Cash, beginning of period                                 126,172             8,862
                                                      -----------       -----------
Cash, end of period                                      $164,143          $184,218
                                                      ===========       ===========
Supplemental disclosure of cash flow:
   Cash paid for interest                                      $-           $97,500
                                                      ===========       ===========
   Cash paid for income taxes                                  $-                $-
                                                      ===========       ===========
Schedule of non-cash investing and financing
activities:
   Remaining consideration of the second half
  acquisition of
      Top Sports, S.A. recorded as Due to              $2,785,868                $-
    related parties
                                                      ===========       ===========
   Remaining consideration of the acquisition
  of
      Powerclick, Inc. recorded as Due to                $450,000                $-
    related parties
                                                      ===========       ===========
   8,000,000 common shares issued
      related to the acquisition of Powerclick,        $1,300,000                $-
    Inc.
                                                      ===========       ===========
   666,667 common shares issued for
      accounts payable                                   $550,000                $-
                                                      ===========       ===========
   6,000,000 common shares issued for
      officer bonus payable                            $4,800,000                $-
                                                      ===========       ===========
   203,865 common shares issued for
      stock subscription payable                          $81,546                $-
                                                      ===========       ===========
   9,400,000 common shares issued in exchange
  for
      due from related party - secured by
    Company's
      common stock                                             $-        $2,598,750
                                                      ===========       ===========

         See Accompanying Notes to Financial Statements

                                3
                            eCONNECT
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1999 of eConnect ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying financial statements include the accounts of the Company's subsidiaries Top Sports, S.A. (99.99% owned) and eConnect Caribbean, S.A. (75% owned). All inter-company accounts have been eliminated and the minority interest recorded. The Company's investment in Powerclick, Inc. (50%) is not consolidated but reported on the equity basis of accounting. See Note 3, "Acquisitions".

Revenue - Revenue (second quarter-April 1 - June 30, 2000) was reported from the Company's wholly-owned subsidiary, Top-Sports, S.A. which revenue is derived from non-internet gaming operations located in Santo Domingo, Dominican Republic. Revenue consists of the excess of the payouts in the amount of $3,376,137 over wagers made in the amount of $2,913,564 resulting in a net gaming loss of $462,573.

The Company acquired control of Top-Sports, S.A. as of April 1,2000, consequently the above revenue is included in the Company's consolidated operations. The Company did not have a controlling interest during the first quarter (January 1 - March 31, 2000), consequently, Top-Sports, S.A. operating results for this period was reported on the equity basis of accounting, which was a loss of $200,669.

Amortization - Goodwill representing the excess of the purchase price over the equity of the ownership percentage in the Company's subsidiaries and the costs of the intangible assets are amortized over a three-year period. Because the Company has not begun its e-commerce operations and installation is in process, no amortization has been recorded on the purchased software. See
Note 4 "Purchased Software".

3.   ACQUISITIONS

Powerclick, Inc. - In February 2000, the Company acquired 50% of the outstanding capital stock of Powerclick, Inc. ("the investee") in consideration of $1,200,000 cash (of which $450,000 is still due and payable) and 8,000,000 shares of the Company's common stock valued at $1,300,000 for an aggregate 50% investment of $2,500,000, which is principally comprised of goodwill. To date, a loss of $79,697 (first quarter March 31,2000) and six months goodwill amortization of $319,292 have been recorded for a net carrying value at June 30,2000 of $2,101,011. During the second quarter, 5,200,000 shares of common stock valued at
$1,950,000  were  given  to  Powerclick,  Inc.  stockholders  for consulting services and expensed in the accompanying "Consolidated Statement of Operations".

Due to a dispute between the parties and unavailability of necessary accounting records, Powerclick, Inc. did not report its second quarter earnings/losses (April 1 - June 30, 2000) to the Company's management. However, the Company's management does not believe that such amounts, if reported, would have a material impact to these consolidated financial statements. Consequently, the above carrying value of $2,101,011 has not been adjusted for the 50% share of Powerclick, Inc.'s second quarter's earnings/losses.

Currently,   the  parties  and  their  respective  counsels   are
attempting to resolve the dispute.
                                4
                            eCONNECT
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   ACQUISITIONS (CONTINUED)

Top Sports, S.A. - The Company completed the second half of its Top Sports, S.A. acquisition effective April 1, 2000 by acquiring 4,997 shares of the remaining 5,000 capital shares outstanding. Of the 10,000 shares outstanding, the Company owns 9,994 shares. Dominican Republic Law, where Top Sports, S.A. is located, requires that there be seven stockholders.

The  above  4,997  shares of Top-Sports, S.A.  was  acquired  for
2,800,000  shares  of  the  Company's  common  stock  valued   at
$3,450,000.  The goodwill resulting from the acquisition of  Top-
Sports, S.A. $2,860,527 is included in intangible assets.

eConnect Caribbean, S.A. - eConnect Caribbean, S.A. was organized under the laws of the Dominican Republic and serves as the Company's Latin American headquarters for all e-commerce transactions. The Company owns 75% of the outstanding capital shares with the remaining 25% owned by the company's managing director. eConnect Caribbean is in the start-up phase, no revenue has been recorded and start-up costs of $71,114 have been expensed.

4.   PURCHASED SOFTWARE

Purchased software represents the Connex Software System used in processing e-commerce transactions. The system will be installed in the Dominican Republic (currently in process), Ireland, Hong Kong and Australia. The licensor, E-Funds, (located in Milwaukee, Wisconsin) and the Company have worked out a payment plan to pay $680,000 down and $1,752,000 over three years for an aggregate $2,432,000.

The accompanying consolidated balance sheet liability has imputed interest at 15.031% for a present value of $2,124,000 (including the $680,000 down payment) assigning a value of $531,000 to each of the above four geographic areas plus $44,892 in professional service fees (installation costs billed and in process). The balance is due in monthly installments of $58,400 through February 2002 and monthly installments of $29,200 from March 2002 through February 2003. Under the terms of the license agreement the Company has a no term limitation to use the Connex Software System, however, title to the software remains with the licensor.

As of June 30, 2000, principal payments on the note payable are as follows:

Six months ending December 31, 2000              $  262,314
12 months ending December 31, 2001        587,23
                                               4
12 months ending December 31, 2002                  372,829
Period ending February 4, 2003                       57,321
                                                 ----------
                                                 $1,279,698

Less: amounts due within one year                   544,971
                                                 ----------
Note payable - long-term portion                 $  734,727
                                                 ==========

                                5
                            eCONNECT
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   DEPOSIT

In connection with a "Letter of Intent", a non-binding agreement with National Data Funding Corporation (NDFC), the Company has deposited (non-refundable) $250,000. "The Letter of Intent" requires the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 100% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital.

Pursuant to the "Letter of Intent", the Company is required to "spin off" NDFC as a publicly traded company in which the Company will retain a 25% ownership. The "Letter of Intent" dated June
2, 2000 expires September 1, 2000.

6.   DUE TO RELATED PARTIES

As of June 30, 2000, due to related parties totaled $3,845,630 consisting of $3,395,630 due to the former sole stockholder of Top Sports, S.A. and $450,000 due to the stockholders of Powerclick, Inc. as discussed in Note 3, bearing no interest and due on demand. The due to related party balance of $3,395,630 is comprised of $609,762 payable in cash and the remaining $2,785,868 payable in 2,800,000 shares of the Company's common stock.

7.   NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders are comprised of five notes aggregating $711,818 ($600,000 in cash; $111,818 in 242,500 shares of the Company's common stock). The notes dated in May and June 2000 are due no later than six months from the notes' dates, bearing a simple interest rate of 10% per month on the cash balance.

8.   GOING CONCERN

The Company incurred a net loss of approximately $28,000,000 for the six months ended June 30, 2000. The Company's current liabilities exceed its current assets by approximately $7,700,000 as of June 30, 2000. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan, which includes completing the development of technology products to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                6


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

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

The Registrant has begun initial sign ups of web Merchants for this service and based on responses, will now expend substantial dollars for an aggressive sign up campaign to begin simultaneously on several fronts. To launch the service of Internet "Bank Eyes Only" transactions, the Registrant has implemented the following initiatives:

     Completion  of testing of the eCashPads, the consumer  "Bank
     Eyes Only" device. The Registrant expects a national roll-out of eCashPads in the third quarter of 2000.

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

     Establishment of the "International," which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game among the countries of the Dominican Republic, Ireland, Australia, and Hong Kong, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

The Registrant intends to spin off eGaming and its PowerClick subsidiary as separate publicly traded companies.

                      Current Developments

On May 31, 2000, the Company entered into a Letter of Intent with National Data Funding Corporation (NDFC)to acquire 100% of NDFC's capital stock and spin it off in a publicly trading company and retaining a 25% ownership. NDFC is a company that will provide eCashPad distribution, encryption, and maintenance (see Exhibit
10.47 to the Form 10-QSB). The eCashpad is a device which will attach to a personal computer to enable a credit card or ATM transaction via Internet. NDFC will also provide full merchant processing for all credit and debit cards in support of eFunds-United States. The Registrant is in the process of negotiating a final acquisition agreement.

                  Acquisitions of Subsidiaries

On June 20, 2000, the Registrant verbally agreed to modify two previous agreements entered into with Paul Egan. This verbal agreement was committed to writing and made effective as of April 1, 2000 (see Exhibit 10.49). In accordance with this agreement, Mr. Egan is to receive 25% of the common stock of eConnect
Caribbean, S.A., as a Dominican Republic subsidiary of the Registrant. The Registrant will own 100% of Top Sports. Mr. Egan would resign as a director of Top Sports and would keep all consideration received to date under the December 9, 1999 and January 1, 2000 agreements and will not receive any other consideration under either of these agreements. He will be employed as President of eConnect Caribbean, S.A. for a term of three years.

                        Promissory Notes

The Company has issued five promissory notes totaling $711,818 ($600,000 in cash and $111,818 for the value of 242,500 shares of the Company's common stock). The notes are dated in May and June 2000 and are due no later than six months from the notes' dates, bearing a simple interest rate of 10% per month on the cash balance.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

On  April  6,  2000, without admitting or denying the allegations contained in said complaint, the Registrant and Mr. Hughes entered into a settlement by consent that has resulted in the entry of permanent injunctive relief. The settlement agreement with the SEC was accepted and a judgment of permanent injunction was entered by the Court on April 7, 2000. The judgment that the Registrant and Mr. Hughes consented to prohibits the Registrant and Mr. Hughes from taking any action or making any statement, or failing to make any statement that would violate Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.
The court has yet to determine whether disgorgement, civil penalties or other relief should be assessed against the Registrant and/or Mr. Hughes.

(c) Employment Agreement Disputes

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

(d) Shareholder Class Action Lawsuits.

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

ITEM 2.   CHANGES IN SECURITIES

During April 2000, the Company issued 6,000,000 of its common stock to for the acquisition of Powerclick valued at $975,000. The Company also issued 250,000 shares of its common stock to an individual for research and development valued at $156,250. An An additional 2,500,000 shares of its common stock were issued
to   two  individuals  for  finder's  fees  valued at a total of
$781,250 These shares were issued in reliance upon Section 4(2) of theSecurities Act of 1933, as amended.

On June 27, 2000, the Company issued 200,000 shares of its common stock to two individuals for consulting services valued at $59,400. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On June 15, 2000, the Company issued 3,000,000 shares of common stock to an individual valued at $600,000, of which, a portion was for consulting services valued at $100,000 and the Company received $500,000 cash for the remainder. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.


ITEM 5.   OTHER INFORMATION

On May 23, 2000, the Company's Board of Directors appointed Laurence B. Donoghue and David Weiler to the Board of Directors, effective June 1, 2000. Mr. Donoghue accepted his appointment as a member of the Board, however, Mr. Weiler has yet to accept his appointment. The current members of the board decided that the position shall remain vacant until such a time as the board shall fill the vacancy.

The  biography of Mr. Donoghue is included in the Company's Post-
Effective Form SB-2, and is incorporated by reference to Item  10 of that document.

                      Registration of Stock
On May 31, 2000, the Company filed a Form S-8 to register 5,200,000 shares of its common stock to be issued to four individuals as consultants to the Company.
During June 2000, the Company filed Forms S-8 to register 4,100,000 shares of its common stock to be issued to 8 individuals as consultants to the Company.
On July 10. 2000, the Company filed Forms S-8 to register 2,480,000 shares of its common stock to be issued to 7 individuals as consultants to the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1   The  exhibit  consisting  of  the  Company's  Articles   of
Incorporation is attached to the Company's Form SB-2/A, filed on July 22, 1999. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form SB-2/A, filed on July 22, 1999. This exhibit is incorporated by reference to that Form.

10.47     Letter of Intent with National Data Funding Corporation

10.49     Modified Agreement with Top Sports, S.A.

27   Financial Data Schedule

Reports on Form 8-K:   None.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           eConnect



                           By:/s/ Diane Hewitt
                              Diane Hewitt, Treasurer



                           Date: August 21, 2000