Form 10QSB/A
period 2000-06-30
ECONNECT
filed 2000-10-19
CIK 911934

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

As of August 1, 2000, the Registrant had 180,583,813 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000                3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS
         ENDED JUNE 30, 2000 AND JUNE 30, 1999                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2000 AND JUNE 30, 1999                               5

         NOTES TO CONSOLDIATED FINANCIAL STATEMENTS                    8

ITEM 2.  PLAN OF OPERATION                                            12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26

ITEM 5.  OTHER INFORMATION                                            27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             27

SIGNATURE                                                             27

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                eCONNECT
                     CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                 ASSETS

                                                    June 30, 2000
Current assets

Cash                                                $  164,143

Due from related party                                 310,525

Total current assets                                   474,668

Fixed assets, net                                      484,690

Other assets

Investments, net                                     2,101,011

Other intangibles, net                               3,436,164

Purchased software                                   2,168,892

Deposit                                                250,000

Other assets                                           141,721

                                                                  8,097,788
Total assets                                                     $9,057,146

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                                      $2,261,000

Accrued liabilities                                      225,947

Due to related party                                   3,845,630

Due to affiliate                                         578,989

Notes payable - stockholders                             711,818

Notes payable - current portion                          544,971

Total current liabilities                              8,168,355

Long-term liabilities

Note payable - long-term portion                         734,727

Total liabilities                                      8,903,082

Stockholders' equity

Common stock; $.001 par value;
200,000,000 shares authorized,
177,103,813 shares issued and outstanding                177,104

Additional paid-in capital                            63,278,319

Minority interest in consolidated subsidiary              15,625

Due from related party - secured by

Company's common stock                                (4,392,918)

Accumulated deficit                                  (58,924,066)

Total stockholders' equity                               154,064

Total liabilities and stockholders' equity             9,057,146

See Accompanying Notes to Financial Statements

                                 eCONNECT
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                           For the three months          For the six months
                              Ended June 30                 Ended June 30
                           2000         1999           2000          1999

Revenue

Sports Books
(excess payouts
over wagers)               $ (462,573)   $      -     $  (462,573)  $        -

Operating expenses

Sports Books                  118,350           -         118,350            -

Consulting                  5,648,127     841,365      15,517,044      867,615

Public relations              436,223           -       5,669,003            -

Research and
development                   243,057     498,254       2,153,366      502,354

General and
administrative              2,392,073     488,167       4,343,900      547,097

Total operating
expenses                    8,837,830   1,827,786      27,801,663    1,917,066

Net loss from
operations                 (9,300,403) (1,827,786)    (28,264,236)  (1,917,066)

Other income
(expense)

Interest income               106,535           -         193,885            -

Loss on
Investment                          -           -               -   (2,062,500)

Equity losses
of investees                        -           -        (280,366)           -

Total other
income (expense)              106,535           -          (86,481) (2,062,500)

Net loss before
provision for
income taxes               (9,193,868) (1,827,786)     (28,350,717) (3,979,566)

Provision for
income taxes                        -           -                -           -

Net loss                   (9,193,868) (1,827,786)     (28,350,717) (3,979,566)

Basic and
diluted loss per
common share                    (0.06)      (0.16)           (0.19)      (0.22)

Basic and
diluted weighted
average common
shares outstanding        166,744,917 11,181,234     151,417,577   18,233,711

See Accompanying Notes to Financial Statements

                                 eCONNECT
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                   For the six months ended
                                                           June 30
                                                  2000              1999

Cash flows from operating activities:

Net loss                                          $  (28,350,717)  $(3,979,566)

Adjustments to reconcile net loss to
net cash used by operating activities:

Depreciation and amortization                            785,127             -

Common shares issued for expenses                     21,702,625     2,910,138

Equity losses of investees                               280,366             -

Changes in operating assets and
liabilities:

Decrease in stock subscription receivable                220,176             -

Increase in due from related party                       (60,525)            -

Increase in due from related party -
  secured by Company's common stock                   (1,412,036)            -

Increase in deposits                                    (250,000)            -

Increase in other assets                                (141,721)            -

Increase in accounts payable                           1,735,730       135,210

Increase in accrued liabilities                          135,267             -

Increase in due to related parties                       609,762      (282,535)

Decrease in due to affiliate                             (34,021)            -

Increase in minority interest in
consolidated subsidiary                                   15,625             -

Increase in notes payable -
stockholders                                             361,818             -

Net cash used by operating
activities                                            (4,402,524)   (1,216,753)

Cash flows from investing activities:

Purchase of fixed assets                                (512,802)       (5,478)

Payments for investments                                (980,797)            -

Payments for purchased software                       (2,168,892)            -

Net cash used by investing activities                 (3,662,491)       (5,478)

Cash flows from financing activities:

Proceeds from issuance of long-term debt               2,124,000       636,000

Principal payments on long-term debt                    (844,302)     (100,000)

Proceeds from issuance of common stock                 6,823,288       861,587

Net cash provided by financing activities              8,102,986     1,397,587

Net increase in cash                                      37,971       175,356

Cash, beginning of period                                126,172         8,862

Cash, end of period                                      164,143       184,218

Supplemental disclosure of cash flow:

Cash paid for interest                                         -        97,500

Cash paid for income taxes                                     -             -

Schedule of non-cash investing and
financing activities:

Remaining consideration of the
second half acquisition of

Top Sports, S.A. recorded as
Due to related parties                                2,785,868              -

Remaining consideration of the
acquisition of

PowerClick, Inc. recorded as
Due to related parties                                  450,000              -

8,000,000 common shares issued
related to the acquisition
of PowerClick, Inc.                                   1,300,000              -

666,667 common shares issued for
accounts payable                                        550,000              -

6,000,000 common shares issued for
officer bonus payable                                 4,800,000              -

203,865 common shares issued for
stock subscription payable                               81,546              -

9,400,000 common shares issued in
exchange for due from related party -
secured by Company's common stock                             -      2,598,750

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The  accompanying   financial statements include the accounts of
the Company's subsidiaries Top Sports, S.A. (99.94% owned) and eConnect Caribbean, S.A. (75% owned). All inter-company accounts have been eliminated and the minority interest recorded. The Company's investment in PowerClick, Inc. (50%) is not consolidated but reported on the equity basis of accounting. See
Note 3, "Acquisitions".

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

Top  Sports, S.A.

The Company completed the second half of its Top Sports, S.A. acquisition effective April 1, 2000 by acquiring 4,994 shares of the remaining 5,000 capital shares outstanding. Of the 10,000 shares outstanding, the Company owns 9,994 shares. Dominican Republic Law, which governs Top Sports, S.A., requires that there be seven stockholders.

The above 4,994 shares of Top-Sports, S.A. was acquired for 2,800,000 shares of the Company's common stock valued at $3,450,000. The goodwill resulting from the acquisition of Top-
Sports, S.A. $2,860,527 is included in intangible assets.

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

The accompanying consolidated balance sheet liability has imputed interest at 15.031% for a present value of $2,124,000 (including the $680,000 down payment) assigning a value of $531,000 to each of the above four geographic areas plus $44,892 in professional service fees (installation costs billed and in process). The
balance  is   due  in  monthly installments of $58,400 through
February 2002 and monthly installments of $29,200 from March 2002 through February 2003. Under the terms of the license agreement, the Company has a no term limitation to use the Connex Software System; however, title to the software remains with the licensor.

As of June 30, 2000, principal payments on the note payable are as follows:

Six months ending December 31, 2000                  $  262,314
12 months ending December 31, 2001                      587,234

12 months ending December 31, 2002                      372,829
Period ending February 4, 2003                           57,321

                                                      1,279,698

Less: amounts due within one year                       544,971

Note payable - long-term portion                     $  734,727

5.  DEPOSIT

In connection with a "Letter of Intent", a non-binding agreement with National Data Funding Corporation ("NDFC"), the Company has deposited (non-refundable) $250,000. The "Letter of Intent" requires the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 100% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital.

Pursuant to the "Letter of Intent", the Company is required to "spin off" NDFC as a publicly traded company in which the Company will retain a 25% ownership. The "Letter of Intent", dated June
2, 2000, expires September 1, 2000.

6.  DUE TO RELATED PARTIES

As of June 30, 2000, due to related parties totaled $3,845,630, consisting of $3,395,630 due to the former sole stockholder of Top Sports, S.A. and $450,000 due to the stockholders of PowerClick, Inc. as discussed in Note 3, bearing no interest and due on demand. The due to related party balance of $3,395,630 is comprised of $609,762 payable in cash and the remaining $2,785,868 payable in 2,800,000 shares of the Company's common stock.

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

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

In the year 2000, the Registrant will focus its attention on the marketing and development of the "PERFECT" industry (Personal Encrypted Remote Financial Electronic Card Transactions), with specific focus on the "Bank Eyes Only" Internet aspect of the PERFECT transaction.

"Bank Eyes Only" refers to a direct Internet connection between
the consumer's   terminal and the Registrant's bank card
authorization system by which the consumer will order an item from an Internet merchant, but the credit card data or ATM data will go directly to the Registrant's server and then to the bank, bypassing the merchant. Thus, this service will enable customers to pay for Internet purchases, bill payments and other types of transactions from home by physically swiping either credit cards or ATM cards with PIN entry. These "Bank Eyes Only" transactions can be processed over the Internet without the cardholder account information being stored at the merchant's web site, and the merchant does not have ready access to the consumer's bank card information.

The Registrant believes that the "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The Registrant will receive a projected flat fee of $1.00 for each "Bank Eyes Only" transaction which will be paid by the merchant, not the consumer.

The Registrant has begun initial sign ups of web Merchants for this service and based on responses, will now expend substantial dollars for an aggressive sign up campaign to begin simultaneously on several fronts. To launch the service of Internet "Bank Eyes Only" transactions, the Registrant has implemented the following initiatives:

(a)  Completion of testing of the eCashPads, the consumer "Bank
Eyes Only" device. The Registrant expects a national roll-out of eCashPads in the third quarter of 2000.

(b) Development of "bankeyesonly.com" web sites in the United States, Dominican Republic, Ireland, Australia and Hong Kong. These web sites will be used to register web merchants within the above listed countries to be able to receive a "Bank Eyes Only" transaction by an eCashPad. A consumer will be able to go the
Registrant's website and with the use  of      his/her eCashPad
will be able to safely order merchandise on line.

(c) Aggressive recruiting of web merchants to the Registrant "Bank Eyes Only" network. Registration of "Bank Eyes Only" web merchants will be pursued by a team specialists to be hired who understand their specific industry such as phone or cable or collections and who will fully develop the pertinent "Bank Eyes Only" applications for that industry and who will develop strategic alliances within their specific industry. In addition, the Registrant has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants.

(d) Using a revenue sharing plan from the flat fee, the Registrant will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the web merchants to their consumer base. For example, a merchant might distribute eCashPads with its logo to its own consumers.

(e) Establishment of strategic alliances with a substantial partner in each country. The partner will then proceed to develop the business of "Bank Eyes Only" transactions by usage of the simple and proprietary eCashPad which has been developed by the Registrant.

(f) Establishment of the "International," which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game among the countries of the Dominican Republic, Ireland, Australia, and Hong Kong, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

Current Developments.

On May 31, 2000, the Registrant entered into a Letter of Intent with National Data Funding Corporation ("NDFC") to acquire 100% of NDFC's capital stock and spin it off in a publicly trading company and retaining a 25% ownership (see Exhibit 10.47 to the Form 10-QSB). NDFC is a company that will provide eCashPad distribution, encryption, and maintenance. The eCashPad is a device which will attach to a personal computer to enable a credit card or ATM transaction via Internet. NDFC will also provide full merchant processing for all credit and debit cards in support of eFunds-United States. The Registrant is in the process of negotiating a final acquisition agreement.

Acquisitions of Subsidiaries.

On June 20, 2000, the Registrant verbally agreed to modify two previous agreements entered into with Paul Egan. This verbal agreement was committed to writing and made effective as of April 1, 2000 (see Exhibit 10.49 to this Form 10-QSB). In accordance with this agreement, Mr. Egan is to receive 25% of the common stock of eConnect Caribbean, S.A., as a Dominican Republic subsidiary of the Registrant. The Registrant will own 99.94% of Top Sports (of the 10,000 shares outstanding, the Company owns 9,994 shares; Dominican Republic Law, which governs Top Sports, S.A., requires that there be seven stockholders). Mr. Egan would resign as a director of Top Sports and would keep all consideration received to date under the December 9, 1999 and January 1, 2000 agreements and will not receive any other consideration under either of these agreements. He will be employed as President of eConnect Caribbean, S.A. for a term of three years.

Promissory Notes.

The Company has issued five promissory notes totaling $711,818 ($600,000 in cash and $111,818 for the value of 242,500 shares of the Company's common stock). The notes are dated in May and June 2000 and are due no later than six months from the notes' dates, bearing a simple interest rate of 10% per year on the cash balance.

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a)  Development Stage.

The Registrant has not completed the development and testing of any commercial products, and, accordingly, has no profitable operating history upon which investors may rely. The Registrant has received limited revenues from operations. The Registrant's products and services will require significant additional investment in research and development and will require substantial additional resources. There can be no assurance that any of the Registrant's products will meet applicable regulatory standards, obtain required regulatory approvals, or be capable of being produced in commercial quantities at reasonable costs.

There can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. In such event, investors in the Shares may lose their entire cash investment. Also the Registrant and its management do not have significant experience in the internet business, and in particular the on-line gaming business.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(b)  Limited Revenues, History of Operating Loss and Accumulated
Deficit.

The Registrant has had limited revenue to date.
Although the Registrant has been involved with e-commerce since 1999, it has been primarily engaged in research and development. The Registrant has incurred significant operating losses:
$19,026,744 for the fiscal year ended December 31, 1999, $776,138 for the four months ended December 31, 1998, and $196,968 for the fiscal year ended August 31, 1998. At June 30, 2000, the Registrant had an accumulated deficit of $58,924,066. The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully complete development and testing of, obtain regulatory approvals for, and market or license its primary products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

The Registrant anticipates that it will incur substantial operating expenses in connection with the research, development, testing and approval of its proposed products and expects these expenses to result in continuing and significant losses until such time as the Registrant is able to achieve adequate revenue levels. There can be no assurance that the Registrant will be able to significantly increase revenues or achieve profitable operations. Failure to obtain additional capital, if needed, would have a material adverse effect on the Registrant's operations.

(c)  Additional Financing Will Be Required.

The Registrant will be required to raise significant capital to fund its plan of operation; this is estimated to be $3,000,000 over the next 12 months. Currently, the Registrant is meeting its funding requirements through financing provided by the Alpha Venture Capital, Inc. through a common stock purchase agreement between the Registrant and this firm, dated September 28, 1999. However, there is no guarantee that this funding source will continue to be available in the future.

The current funds available to the Registrant, and any revenue generated by operations, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant.

(d)  Risks Associated with eCashPad Production.

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

(e)  Risks in Connection with Approval of Regional ATM Networks.

Within the United States market, the Registrant is closely working with NDFC to secure the go ahead for regional ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only" Internet payment. Such network currently permit the usage of credit cards on their systems. Thus, a substantial part of the Registrant's strategy is based on ATM card with PIN entry Internet payments, and the Registrant may not receive bank approvals from the regional ATM card networks in the United States for such transactions. In such case, this payment system could not be used in the United States, which could substantially affect the prospects of the Registrant in this country. Even though this type of payment system has already been approved in the Dominican Republic and Ireland, and may be approved elsewhere outside the United States, the Registrant would expect that a substantial portion of its projected revenues would come form United States based transactions.

(f)  Acceptance and Effectiveness of Internet Electronic
Commerce.

The Registrant's success in e-commerce will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

(g)  Competition in Internet Commerce.

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

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(h)  Unreliability of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(i)  Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks.
Any breach in security could cause interruptions and have an adverse effect on the Registrant's business.

(j)  Governmental Regulation of the Internet.

There are currently few laws that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, taxation and the characteristics and quality of products and services sold over the Internet. Possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the party planning business, the extent of which cannot be predicted. The exact affect of such legislation cannot be predicted until it is in final form.

(k)  Influence of Other External Factors on Prospects for
Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(l)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(m)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 8.25% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it may be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(n)  Limitations on Liability, and Indemnification, of Directors and Officers.

The bylaws of the Registrant provide for indemnification of officer or directors of the Registrant. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(o)  Potential Conflicts of Interest Involving Management.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(p)  No Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(q)  Absence of Cash Dividends

The Board of Directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(r) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

Prior to this offering, there has been only a limited
public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the National Quotation Bureau's Pink Sheets after being delisted from the Over the Counter Bulletin Board after the SEC trading suspension on March 13, 2000. The Registrant is currently applying for relisting on the Over the Counter Bulletin Board as one of its market makers has filed a Form 15c2-11 with the NASD Stock Market, Inc. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(s)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers after relisting on the Bulletin Board, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(t)  Shares Eligible For Future Sale

All of the 15,260,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(u)  Uncertainty Due to Year 2000 Problem.

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

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as stated below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened:

Securities and Exchange Commission Action (March 12, 1999).

On March 12, 1999, the Securities and Exchange Commission
("SEC") filed a complaint alleging the Registrant had failed to make available to the investing public current and accurate information about its financial condition and results of operations through the filing of periodic reports as required by the Securities Exchange Act of 1934 (specifically, the Form 10-KSB for the 1997 and 1998 fiscal years, the Form 10QSB for each of the first three quarters of fiscal 1998, and the corresponding Notifications of Late Filings (Form 12b-25)). The SEC sought in this action to compel the Registrant to file delinquent reports and enjoin the Registrant from further violations of the reporting requirements. The Registrant consented to the entry of a final judgment granting the relief sought by the SEC.

Although this action has been concluded, since the permanent injunction was entered the Registrant has been late with the following reports: (a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999; (b) Form 10QSB for the quarter ended June 30, 1999 (due by August 14, 1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Registrant entered on the EDGAR electronic filing system); (c) a Form 10-QSB for the transition period ended December 31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999; (d) Form 8-K to reflect a certain acquisition by the Registrant (due by May 21, 1999) - filed with the SEC on November 15, 1999; (e) Form 8-K to reflect two acquisitions by the Registrant (due by September 15, 1999) - filed with the SEC on November 16, 1999; (f) Form 10-KSB for the period ended on December 31, 1999 (due by April 14, 2000) - filed with the SEC on May 9, 2000; and (g) Form 10-QSB for the quarter ended March 31, 2000 (due by May 22, 2000).

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

Shareholder Class Action Lawsuits.

Einhorn, et al. v. eConnect, Thomas S. Hughes, Jack M. Hall,
Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case No. 00-
02674 MMM (JWJx);

Eckstein, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02700 DDP (CWx);

Bernstein, et al. v. eConnect, Inc., et al., Case No. 00-02703
FMC (BQRx);

Colangelo, et al. v. eConnect, Inc., et al., Case No. 00-02743
SVW (SHx);

Baron, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack M. Hall,
Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case No. 00-
02757 WJR (CTx);

Warstler, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02758 R (SHx);

Prager, et al. v.  eConnect, Inc. , Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-02759 GHK (RCx);

Weisblum, et al. v. eConnect and Thomas S. Hughes, Case No. 00-
02770 MRP (CTx);

Mazda, et al. v. eConnect, et al., Case No. 00-02776 LGB (Mcx);

Pirraglia, et al. v. eConnect, et al., Case No. 00-02875 SVW
(CWx);

Hershkop and Hershkop, et al. v. eConnect and Thomas S. Hughes, Case No. 00-03095 MRP (RNRx);

Bacun, et al. v. eConnect, Inc. , Thomas S. Hughes, Jack M. Hall,
Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case No. 00-
03161 FMC (JWJx);

Fine, et al. v. eConnect, Inc. and Thomas Hughes, Case No. 00-
03290 SVW (BQRx);

Smith, et al. v. eConnect, Thomas Hughes, Case No. 00-03301 DT
(Mcx);

Reimer, et al. v. eConnect, Thomas Hughes, Case No. 00-03405 JSL;

Tepper, et al. v. eConnect and Thomas S. Hughes, Case No. 00-
03444 WJR (CTx);

Bury, et al. v. eConnect, Thomas Hughes, Case No. 00-03446 ABC;
Villari, et al. v. eConnect, Thomas Hughes, Case No. 00-03447 LGB
(SHx);

Ringel, et al. v.  eConnect, Inc. , Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03591 RSWL (RNBx);

Massaro, et al. v. eConnect, Inc., Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03671 DDP (MANx);

Gardner, et al. v. eConnect, Inc., Thomas S. Hughes, Jack M.
Hall, Dianne Hewitt, Anthony L. Hall, and Kevin J. Lewis, Case
No. 00-03897 MMM (RZx);

Schneyer, et al. v. eConnect, Case No. CV-00-03783 MMM (JWJx);

Ginocchi, et al. v. eConnect, Case No. 00-04003 MMM (JWJx);

Matrisciani, et al. v. eConnect, Case No. 00-04181 MMM (JWJx);

Dutton, et al. v. eConnect, Case No. 00-04505 LGB (Ex);

Shaw, et al. v. eConnect, Case No. 00-04637 LGB (Ex);

Gowrie, et al. v. eConnect, Case No. 00-04686 LGB (Ex);

Belcher, et al. v. eConnect, Case No.00-04792 LGB (Ex);

Lively, et al. v. eConnect, Case No. 00-03112 MMM (JWJx);

Levine, et al. v. eConnect, Case No. 00-03649 MMM (JWJx); and

Berkowitz, et al. v. eConnect, Case No. 00-04152 MMM (JWJx).

The foregoing thirty-one actions were filed on various dates between March 14, 2000 and early May 2000, inclusive, and are all pending in the United States District Court for the Central District of California. These actions are brought by various putative classes of the purchasers of the Registrant's common stock. The putative classes alleged, none of which have been certified, range from no earlier than November 18, 1999 through March 13, 2000. Plaintiffs in the various actions assert that the Registrant and Thomas S. Hughes, as well as (in certain of the actions) Jack M. Hall, Diane Hewitt, Anthony L. Hall, and Kevin J. Lewis, have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The principal allegations concern various alleged material misrepresentations and omissions which supposedly made the Registrant's public statements on and after November 18, 1999 (and/or on and after November 23, 1999) false and misleading, thereby artificially inflating the market in and for the Registrant's common stock.

No class has yet been certified in connection with any of these actions. All cases have been combined into one case before the Honorable Margaret M. Morrow, entitled In Re eConnect, Inc. Securities Litigation, Master File No. 00-02674 MMM (JWJx). Negotiations are underway regarding the settlement of these actions.

Additionally, a shareholder of the Registrant named John P. Maloney, filed an individual action for "securities fraud and misrepresentation" against the Registrant and Mr. Hughes on May 12, 2000 in small claims court in Torrance, California. The Registrant subsequently removed the action to the United States District Court for the Central District of California, and requested that it be consolidated with In Re eConnect, Inc. Securities Litigation. However, on September 11, 2000, the Honorable Margaret M. Morrow ruled that Mr. Maloney's action should be remanded to the state small claims court.

Employment Agreement - President/Chief Operating Officer.

On March 21, 2000, the Registrant consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Registrant (see
Exhibit 10.42 to this Form 10-QSB). On April 17, 2000, the Registrant terminated this individual as President and Chief Operating Officer of the Registrant. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Registrant to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Registrant's common stock within the first 90 days of the executive's employment. The Registrant's management believes that the termination of this individual was in good cause and intends to defend itself in this matter vigorously.

Employment Agreement - Outside Counsel.

On March 22, 2000, the Registrant consummated an amended and restated employment agreement with an individual and his firm to act as outside counsel for the Registrant (see Exhibit 10-43 to this Form 10-QSB). On April 14, 2000, the Registrant terminated this individual and his firm as outside counsel. Based upon the amended and restated employment agreement, the remaining compensation for the term of this agreement will be due immediately upon the termination of this individual and his firm as outside counsel if terminated for reasons other than good cause. In addition, any common stock and stock warrants granted through the term of this agreement will be considered due in the event of termination for reasons other than good cause. Accordingly, the termination of this individual and his firm, for reasons other than good cause, may potentially expose the Registrant to incur a liability of approximately $700,000 for the remaining portion of unpaid compensation for the first, second and third years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted common stock and stock warrants consisting of 600,000 common shares and 600,000 warrants exercisable at $1.00 per share. The Registrant's management believes that the termination of this individual and his firm was in good cause and intends to defend itself in this matter vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three month period ended on June 30, 2000:

(a) During April 2000, the Registrant issued 6,000,000 of its common stock for the acquisition of PowerClick valued at $975,000. The Registrant also issued 250,000 shares of its common stock to an individual for research and development valued at $156,250. An additional 2,500,000 shares of its common stock were issued to two individuals for finder's fees valued at a total of $781,250.

(b) On June 27, 2000, the Registrant issued 200,000 shares of its common stock to two individuals for consulting services valued at $59,400.

(c) On June 15, 2000, the Registrant issued 3,000,000 shares of common stock to an individual valued at $600,000, of which a portion was for consulting services valued at $100,000 and the Registrant received $500,000 cash for the remainder.

No commissions or fees were paid in connection with these sales.
All of the above sales were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D.

Use of Proceeds.

During the quarter ended on June 30, 2000, the Registrant did not make any sales of securities under the Form SB-2 currently on filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Appointment to the Board of Directors.

On May 23, 2000, the Registrant's Board of Directors appointed Laurence B. Donoghue and David Weiler to the Board of Directors, effective June 1, 2000. Mr. Donoghue accepted his appointment as a member of the Board; however, Mr. Weiler has yet to accept his appointment. The current members of the Board of Directors decided that the position shall remain vacant until such a time as the Board shall fill the vacancy.

Beneficial Ownership of Shares.

With regard to the beneficial ownership of shares of the Registrant's common stock as shown in the Form 10-KSB for the year ended December 31, 1999, management has reexamined the control that Thomas Hughes exercises over ET&T and the 5,400,000 shares owned by that firm. Based on this review, the Registrant has determined that the shares owned by ET&T should be attributed to the beneficial ownership of Mr. Hughes: Resulting in a total beneficial ownership of Mr. Hughes of 5,550,000 (3.42% of the total issued and outstanding common stock as of May 1, 2000 of 162,394,801, and resulting in total ownership of the directors and executive officers of 15,240,000 (9.33% of the total as of that date).

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter of the fiscal year covered by this Form 10-QSB

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eConnect


Dated: October 16, 2000                 By: /s/ Thomas S. Hughes
                                        Thomas S. Hughes, President

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

4.32     Consulting Agreement between the Registrant and R. Scott
         Hatfield, dated March 6, 2000 (incorporated by reference to
         Exhibit 4.32 of the Form SB-2 POS filed on September 12, 2000).

4.33     Consulting Services Agreement between the Registrant and
         Chris Jensen, dated April 24, 2000 (incorporated by reference to
         Exhibit 4.33 of the Form SB-2 POS filed on September 12, 2000).

4.34     Consulting Agreement between the Registrant and Robert
         Graham, dated May 11, 2000 (incorporated by reference to Exhibit
         4.34 of the Form SB-2 POS filed on September 12, 2000).

4.35     Consulting Agreement between the Registrant and Richard
         Epstein, dated May 20, 2000 (incorporated by reference to Exhibit
         4.35 of the Form SB-2 POS filed on September 12, 2000).

4.36     Consulting Agreement between the Registrant and Richard
         Epstein, dated June 2, 2000 (incorporated by reference to Exhibit
         10.1 of the Form S-8 filed on July 10, 2000).

4.37     Consulting Services Agreement between the Registrant and
         Rogel Patawaran, dated June 2, 2000 (incorporated by reference to
         Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.38 Consulting Agreement between the Registrant and Elle Travis, dated June 2, 2000 (incorporated by reference to Exhibit 10.3 of the Form S-8 filed on July 10, 2000).

4.39     Consulting Agreement between the Registrant and Charles
         Yourshaw, dated June 5, 2000 (incorporated by reference to
         Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.40 Consulting Agreement between the Registrant and Nick Gorenc, dated June 5, 2000 (incorporated by reference to Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.41     Consulting Agreement between the Registrant and Louis
         Sabatasso, dated June 10, 2000 (incorporated by reference to
         Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.42     Consulting Agreement between the Registrant and Laurie
         Belger, dated June 10, 2000 (incorporated by reference to Exhibit
         10.2 of the Form S-8 filed on July 10, 2000).

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

10.15 Capital Contribution Agreement between the Registrant and SafeTPay.com, dated November 5, 1999 (incorporated by reference to Exhibit 10.15 of the Form 10-KSB filed on May 9,
         2000).

10.16    Agreement between the Registrant and Rogel
         Technologies, dated November 23, 1999 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on May 9, 2000).

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

10.26    Shares Sales Contract between the Registrant and Paul
         Egan, dated January 1, 2000 (incorporated by reference to Exhibit
         10.26 of the Form SB-2 POS filed on September 12, 2000).

10.27    Fee Agreement between the Registrant and Red Iguana
         Trading Company, Inc., dated January 2, 2000 (incorporated by reference to Exhibit 10.26 of the Form 10-QSB filed on May 30,
         2000).

10.28 Assignment of eSportsbet between the Registrant and PowerClick, Inc., dated January 7, 2000 (incorporated by reference to Exhibit 10.27 of the Form 10-QSB filed on May 30,
         2000).

10.29    Letter of Intent of Negotiation and Information
         Exchange between eConnect2Trade.com, Incorporated, and Empire Financial Holdings, Incorporated, dated January 21, 2000
        (incorporated by reference to Exhibit 10.28 of the Form 10-QSB filed on May 30, 2000).

10.30    Manufacturing Agreement between the Registrant and Asia
         Pacific Micro, Inc., dated January 21, 2000 (incorporated by reference to Exhibit 10.29 of the Form 10-QSB filed on May 30,
         2000).

10.31 Consulting Services Agreement between the Registrant and Boardwalk Associates, Inc., dated January 26, 2000
        (incorporated by reference to Exhibit 10.30 of the Form 10-QSB filed on May 30, 2000).

10.32 Consulting Services Agreement between the Registrant and Coldwater Capital L.L.C., dated January 26, 2000
         (incorporated by reference to Exhibit 10.31 of the Form 10-QSB filed on May 30, 2000).

10.33     Consultant Agreement between the Registrant and Harvey
          M. Burstein, dated February 2, 2000 (incorporated by reference to
          Exhibit 10.32 of the Form 10-QSB filed on May 30, 2000).

10.34     Consultant Agreement between the Registrant and Terrie
          Pham, dated February 2, 2000 (incorporated by reference to
          Exhibit 10.33 of the Form 10-QSB filed on May 30, 2000).

10.35     Software License, Development, and Maintenance
          Agreement (Dominican Republic) between the Registrant and eFunds Corporation, dated February 3, 2000 (incorporated by reference to
          Exhibit 10.34 of the Form 10-QSB filed on May 30, 2000).

10.36     Agreement between the Registrant and Burbank Coach
          Works, dated February 3, 2000 (incorporated by reference to
          Exhibit 10.35 of the Form 10-QSB filed on May 30, 2000).

10.37     Software License, Development, and Maintenance
          Agreement (Ireland) between the Registrant and eFunds
          Corporation, dated February 4, 2000 (incorporated by reference to
          Exhibit 10.36 of the Form 10-QSB filed on May 30, 2000).

10.38     Acquisition Agreement between the Registrant and
          PowerClick, Inc., dated February 9, 2000 (incorporated by reference to Exhibit 10.37 of the Form 10-QSB filed on May 30,
          2000).

10.39     Loan Agreement between the Registrant and Richard
          Epstein, dated February 15, 2000 (incorporated by reference to
          Exhibit 10.38 of the Form 10-QSB filed on May 30, 2000).

10.40     PocketPay Joint Venture Agreement between the
          Registrant and Pilot Island Publishing, Inc., dated March 1, 2000 (incorporated by reference to Exhibit 10.39 of the Form 10-QSB filed on May 30, 2000).

10.41     Letter of Intent between the Registrant and Real
          Solutions, Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 10.40 of the Form 10-QSB filed on May 30, 2000).

10.42     Consulting Agreement between the Registrant and Ryan
          Kavanaugh, dated March 10, 2000 (incorporated by reference to
          Exhibit 10.41 of the Form 10-QSB filed on May 30, 2000).

10.43     Amended Employment Agreement between the Registrant and
          Stephen E. Pazian, dated March 21, 2000 (incorporated by reference to Exhibit 10.42 of the Form 10-QSB filed on May 30,
          2000).

10.44     Amended and Restated Employment Agreement between the
          Registrant and Stanley C. Morris, dated March 22, 2000
         (incorporated by reference to Exhibit 10.43 of the Form 10-QSB filed on May 30, 2000).

10.45 China-Singapore-Hong Kong-Macao Joint Venture Agreement between the Registrant, and Raymond Kessler and Li-Wang Kessler, dated March 27, 2000 (incorporated by reference to Exhibit 10.44 of the Form 10-QSB filed on May 30, 2000).

10.46 Amended and Restated Secured Promissory Note issued to the Registrant by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.45 of the Form 10-QSB filed on May 30, 2000).

10.47     Amended and Restated Security Agreement between the
          Registrant, Electronic Transactions & Technologies, and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to
          Exhibit 10.46 of the Form 10-QSB filed on May 30, 2000).

10.48     Master Service Agreement between the Registrant and
          REAL Solutions, Ltd., dated April 13, 2000 (incorporated by reference to Exhibit 10.48 of the Form SB-2 POS filed on September 12, 2000).

10.49     Consulting and Services Agreement between the
          Registrant and Peters Entertainment.com, Inc., dated April 14, 2000 (incorporated by reference to Exhibit 10.49 of the Form SB-2 POS filed on September 12, 2000).

10.50     Letter of Intent between the Registrant and National
          Data Funding Corporation, dated May 22, 2000 (see below)

10.51 Agreement between the Registrant and Top Sports, S.A., dated June 20, 2000 (see below)

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 23, 1999).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on March 15, 2000).

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

99.3 Trademark filed on March 15, 2000 (incorporated by reference to Exhibit 99.3 of the Form 10-QSB filed on May 30, 2000).