Form 10QSB
period 2000-09-30
ECONNECT
filed 2000-11-14
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

As of September 30, 2000, the Registrant had 189,746,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         SEPTEMBER 30, 2000                                        3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS
         ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                 5

         NOTES TO CONSOLDIATED FINANCIAL STATEMENTS                7

ITEM 2.  PLAN OF OPERATION                                        11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                      27

ITEM 5.  OTHER INFORMATION                                        27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         27

SIGNATURE                                                         28

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                    eCONNECT
                           CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                    $     56,244
Due from related parties                                     406,562
Total current assets                                         462,806

Fixed assets, net                                            783,555

Investment, net                                            1,486,814
Intangible assets, net                                       942,761
Purchased software                                         2,336,092
Deposit                                                       24,819
Other assets                                                 238,192
                                                           5,028,678

Total assets                                            $  6,275,039

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                        $  2,678,952
Accrued liabilities                                          625,403
Due to related parties                                     3,527,324
Due to affiliate                                             601,221
Notes payable - stockholders                               2,619,650
Note payable - current portion                               544,971
Total current liabilities                                 10,597,521

Long-term liabilities
Note payable - long-term portion                             606,019

Total liabilities                                         11,203,540

Stockholders' deficit
Common stock; $.001 par value; 200,000,000
shares authorized, 189,746,000 shares
issued and outstanding                                       189,746
Additional paid-in capital                                68,702,334
Minority interest in consolidated subsidiary                  15,625
Due from related party - secured by
Company's common stock                                    (4,480,418)
Accumulated deficit                                      (69,355,788)
Total stockholders' deficit                               (4,928,501)

Total liabilities and stockholders' deficit                6,275,039

See Accompanying Notes to Financial Statements

                                   eCONNECT
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the three months    For the nine months
                                          Ended                   Ended
                                      September 30            September 30
                                   2000           1999     2000          1999

Revenue
Sports Books                     $    6,278     $    -   $  (456,295)   $    -

Operating expenses
Sports Books                         90,956          -       209,306         -
Consulting                        3,056,787  3,548,979    18,573,831  4,416,594
Public relations                      8,431    570,280     5,677,434    570,280
Research and development          2,390,046   (775,146)    4,543,412  1,789,708
General and administrative        2,549,164  2,039,157     6,893,064  2,586,254

Total operating expenses          8,095,384  5,383,270    35,897,047  9,362,836

Net loss from operations         (8,089,106)(5,383,270)  (36,353,342)(9,362,836)

Other income (expense)
Interest income                           -          -       193,885          -
Loss on investments             (2,342,616)         -     (2,342,616)         -
Equity losses of investees               -          -       (280,366)         -
Total other income (expense)    (2,342,616)         -    (2,429,097)          -

Net loss before provision
for income taxes               (10,431,722) (5,383,270) (38,782,439) (9,362,836)

Provision for income taxes               -           -            -           -

Net loss                       (10,431,722) (5,383,270) (38,782,439) (9,362,836)

Basic and diluted loss per
common share                         (0.05)      (0.09)       (0.24)      (0.29)

Basic and diluted weighted
average common shares
outstanding                    183,716,158  62,589,411  162,222,920  32,867,672

See Accompanying Notes to Financial Statements

                                      eCONNECT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

F                                                      For the nine months ended
                                                              September 30
                                                          2000         1999

Cash flows from operating activities:
Net loss                                              (38,782,439)   (9,362,836)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                           1,274,241        91,970
Common shares issued for expenses                      25,450,119     8,191,967
Loss on investments                                     2,342,616             -
Equity losses of investees                                280,366             -
Changes in operating assets and
liabilities:
Decrease in stock subscription receivable                 220,176             -
Increase in due from related party                       (156,562)            -
Increase in due from related party -
secured by Company's common stock                      (1,499,536)            -
Increase in other assets                                  (77,336)            -
Increase in accounts payable                            2,153,682        79,349
Increase in accrued liabilities                           534,723             -
Increase in due to related parties                        291,456      (189,411)
Decrease in due to affiliate                              (11,789)            -
Increase in minority interest in
consolidated subsidiary                                    15,625             -
Increase in notes payable -
stockholders                                            2,269,650             -
Net cash used by operating
activities                                             (5,695,008)   (1,188,961)

Cash flows from investing activities:
Purchase of fixed assets                               (831,851)       (18,181)
Payments for investments                               (684,743)             -
Payments for purchased software                      (2,336,092)             -
Net cash used by investing activities                (3,852,686)       (18,181)

Cash flows from financing activities:
Proceeds from issuance of long-term
debt                                                  2,124,000        636,000
Principal payments on long-term debt                   (973,010)      (136,000)
Proceeds from issuance of common stock                8,326,776        742,926

Net cash provided by financing
activities                                            9,477,766      1,242,926

Net increase in cash                                    (69,928)        35,784

Cash, beginning of period                               126,172          8,862

Cash, end of period                                      56,244         44,646

Supplemental disclosure of cash flow:
Cash paid for interest                                        -         97,500
Cash paid for income taxes                                    -              -

Schedule of non-cash investing and
financing activities:
Remaining consideration of the
second half acquisition of
Top Sports, S.A. recorded as
Due to related parties                                2,785,868              -

8,000,000 common shares issued
related to the acquisition
of Powerclick, Inc.                                   1,300,000              -

666,667 common shares issued for
accounts payable                                        550,000              -

6,000,000 common shares issued for
officer bonus payable                                 4,800,000              -

203,865 common shares issued for
stock subscription payable                               81,546              -

3,756,101 common shares issued for
a 5% stock dividend                                           -      1,056,216

18,710,000 common shares issued for
thee acquisition of Isle
Escondida, S.A.                                               -     3,551,801

9,400,000 common shares issued in
exchange for due from related party -
secured by Company's
common stock                                                  -      2,836,411

2,165,000 common shares issued for
the acquisition of www.theArtAuction.com                      -        963,969

Acquisition of investment in
exchange for due from related party -
secured by Company's common stock                             -        706,810

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying financial statements include the accounts of the Company's subsidiaries Top Sports, S.A. (99.99% owned) and eConnect Caribbean, S.A. (75% owned). All inter-company accounts have been eliminated and the minority interest recorded. The Company's investment in Powerclick, Inc. (50%) is not consolidated but reported on the equity basis of accounting. See Note 3, "Acquisitions".
Revenue - Revenue (third quarter-July 1 - September 30, 2000) reported from the Company's wholly-owned subsidiary, Top-Sports, S.A. is derived from non-internet gaming operations located in Santo Domingo, Dominican Republic. Revenue consists of wagers in the amount of $171,787 in excess of payouts made in the amount of $165,509 resulting in net gaming income of $6,278. For the year to date, negative revenue consists of payouts in the amount of $3,541,646 over wagers made in the amount of $3,085,351 resulting in a net gaming loss of $456,295.

The Company acquired control of Top-Sports, S.A. as of April 1, 2000, consequently the above revenue is included in the Company's consolidated operations. The Company did not have a controlling interest during the first quarter (January 1 - March 31, 2000), consequently, Top-Sports, S.A. operating results for the first quarter was reported on the equity basis of accounting, which was a loss of $200,669.

Amortization - Goodwill representing the excess of the purchase price over the equity of the ownership percentage in the Company's subsidiaries and the costs of the intangible assets are amortized over a three-year period. The Company has not commenced its e-commerce operations and installation is in process, therefore no amortization has been recorded on the purchased software. See
Note 4 "Purchased Software".

Loss on Investments - During the quarter July 1, 2000 to September 30, 2000, the Company revalued its investments, resulting in a decrease to Top Sports, ArtTaste and a deposit for National Data Funding Corp (Note 8) by $1,975,859, $116,757, and $250,000,
respectively, for an aggregate loss on investments of $2,342,616.

3.  ACQUISITIONS

Powerclick, Inc. - In February 2000, the Company acquired 50% of the outstanding capital stock of Powerclick, Inc. ("the investee") in consideration of $750,000 and 8,000,000 shares of the Company's common stock valued at $1,300,000 for an aggregate 50% investment of $2,050,000 which is principally comprised of goodwill. To date, a loss of $79,697 (first quarter March 31, 2000) and nine months goodwill amortization of $483,389 have been recorded for a net carrying value at September 30, 2000 of $1,486,814. During the second quarter, 5,200,000 shares of common stock valued at $1,950,000 were given to Powerclick, Inc. stockholders for consulting services and expensed in the accompanying "Consolidated Statement of Operations".

Due to a dispute between the parties and unavailability of necessary accounting records, Powerclick, Inc. did not report its second and third quarter earnings/losses (April 1 - September 30, 2000) to the Company's management. However, the Company's management does not believe that such amounts, if reported, would have a material impact to these consolidated financial statements. Consequently, the above carrying value of $1,486,814 has not been adjusted for the 50% share of Powerclick, Inc.'s second and third quarters' earnings/losses.

Currently, the parties and their respective counsels are attempting to resolve the dispute.

Top Sports, S.A. - The Company completed the second half of its Top Sports, S.A. acquisition effective April 1, 2000 by acquiring 4,997 shares of the remaining 5,000 capital shares outstanding. Of the 10,000 shares outstanding, the Company owns 9,994 shares. Dominican Republic Law, where Top Sports, S.A. is located, requires seven stockholders.

The above 4,997 shares of Top-Sports, S.A. was acquired for 2,800,000 shares of the Company's common stock valued at $2,785,868. The goodwill resulting from the acquisition of Top-Sports, S.A. was originally $2,860,527, due to recurring losses, goodwill has been reduced to $500,000. See Note 2 "Significant Accounting Policies," "Loss On Investments."
eConnect Caribbean, S.A. - eConnect Caribbean, S.A. was organized under the laws of the Dominican Republic and serves as the Company's Latin American headquarters for all e-commerce transactions. The Company owns 75% of the outstanding capital shares with the remaining 25% owned by the company's managing director. eConnect Caribbean is in the start-up phase, therefore no revenue has been recorded and start-up costs of $253,213 have been expensed.

4.  PURCHASED SOFTWARE AND NOTE PAYABLE

Purchased software represents the Connex Software System used in processing e-commerce transactions. The system will be installed in the Dominican Republic (currently in process), Ireland, Hong Kong and Australia. The licensor, E-Funds, (located in Milwaukee, Wisconsin) and the Company have worked out a payment plan to pay $680,000 down and $1,752,000 over the next three years for an aggregate amount of $2,432,000.

The accompanying consolidated balance sheet liability has an imputed interest rate of 15.031% for a present value of $2,124,000 (including the $680,000 down payment) assigning a value of $531,000 to each of the above four geographic areas plus $212,092 in professional service fees (installation costs billed and in process). The balance is due in monthly installments of $58,400 through February 2002 and monthly installments of $29,200 from March 2002 through February 2003. Under the terms of the license agreement, the Company has a no term limitation to use the Connex Software System, however, title to the software remains with the licensor.

As of September 30, 2000, principal payments on the note payable are as follows:

Three months ending December 31, 2000             $   133,606
12 months ending December 31, 2001                    587,234
12 months ending December 31, 2002                    372,829
Period ending February 4, 2003                         57,321
                                                    1,150,990
Less: amounts due within one year                     544,971
Note payable - long-term portion                  $   606,019

5.  RELATED PARTY TRANSACTIONS

As of September 30, 2000, due to related parties totaled $3,527,324. The due to related party balance is comprised of $741,456 payable in cash and the remaining $2,785,868 payable in 2,800,000 shares of the Company's common stock. The entire amount is due to the former sole stockholder of Top-Sports, S.A.
ET&T is a privately held corporation with a majority interest owned by Thomas S. Hughes, President of the Company with which the Company conducts business. As of September 30, 2000, the Company issued 3,000,000 shares of the Company's common stock to ET&T for consulting expense of approximately $844,000.

6.  NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders are comprised of promissory notes aggregating $1,349,950 and a loan from an individual stockholder of $1,269,700. The promissory notes dated in May, June, July and August 2000 are due no later than six months from the notes' origination dates, bearing a simple interest rate of 10% per month on the outstanding balance. In connection with the promissory notes, 680,454 shares of the Company's common stock, valued at $185,675, were recorded as prepaid interest. The stockholder's loan bears an interest rate of 10% for the length of the loan, which is approximately six months.

7.  GOING CONCERN

The Company incurred a net loss of approximately $38,800,000 for the nine months ended September 30, 2000. The Company's current liabilities exceed its current assets by approximately $10,000,000 and has a negative stockholders' equity of approximately $5,000,000 as of September 30, 2000. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan, which includes completing the development of technology products to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.  SUBSEQUENT EVENT

In October 2000, the Company entered into an Agreement for Sale and Plan of Reorganization to acquire 50% of National Data Funding Corp. ("NDFC") in exchange for $10,000,000, 10,000,000 shares of the Company's common stock, and contribute $1,000,000 and 1,000,000 shares of the Company's common stock for working capital.

Pursuant to the Agreement, the Company is required to "spin off" NDFC as a publicly traded company in which the Company will retain approximately 30% ownership. Due to the fact the Company failed to timely execute a prior letter of intent agreement, a $250,000 deposit was forfeited and recorded a loss on investment for the same amount in the accompanying consolidated financial statements.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

In the year 2000, the company will focus its attention on the marketing and development of the PERFECT industry ("Personal Encrypted Remote Financial Electronic Card Transactions"), with specific focus on the "Bank Eyes Only" Internet aspect of the PERFECT transaction.

"Bank Eyes Only" refers to a direct Internet connection between the consumer's terminal and the company's bank card authorization system by which the consumer will order an item from an Internet merchant, but the credit card data or ATM data will go directly to the company's server and then to the bank, bypassing the merchant. Thus, this service will enable customers to pay for Internet purchases, bill payments and other types of transactions from home by physically swiping either credit cards or ATM cards with PIN entry. These "Bank Eyes Only," transactions can be processed over the Internet without the cardholder account information being stored at the merchant's web site, nor does the merchant have ready access to the consumer's bank card information.

The company believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The company will receive a projected flat fee of $1.00 for each "Bank Eyes Only" transaction which will be paid by the merchant, not the consumer.

The company has begun initial sign ups of web Merchants for this service and based on responses, will now expend substantial dollars for an aggressive sign up campaign to begin simultaneously on several fronts. To launch the service of Internet "Bank Eyes Only" transactions, the company has implemented the following initiatives:

(a)  Completion  of testing of the eCashPads, the consumer "Bank
Eyes Only" device. The Registrant is presently rolling out the eCashPads on a national basis using the COMDEX show as the launch point.

(b) Development of "bankeyesonly.com" web sites in the United States, Dominican Republic, Ireland, Australia and Hong Kong. These web sites will be used to register web merchants within the above listed countries to be able to receive a "Bank Eyes Only" transaction by an eCashPad. A consumer will be able to go the company's website and with the use of his/her eCashPad will be able to safely order merchandise on line.

(c) Aggressive recruiting of web merchants to the company "Bank Eyes Only" network. Registration of "Bank Eyes Only" web merchants will be pursued by a team specialists to be hired who understand their specific industry such as phone or cable or collections and who will fully develop the pertinent "Bank Eyes Only" applications for that industry and who will develop strategic alliances within their specific industry. In addition, the company has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants.

(d) Using a revenue sharing plan from the flat fee, the company will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the web merchants to their consumer base. For example, a merchant might distribute eCashPads with its logo to its own consumers.

(e) Establishment of strategic alliances with a substantial partner in each country. The partner will then proceed to develop the business of "Bank Eyes Only" transactions by usage of the simple and proprietary eCashPad which has been developed by the company.

(f) Establishment of the "International," which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game among the countries of the Dominican Republic, Ireland, Australia, and Hong Kong, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

Current Developments.

On May 31, 2000, the Registrant entered into a Letter of Intent with National Data Funding Corporation ("NDFC") to acquire 100% of NDFC's capital stock and spin it off in a publicly trading company and retaining a 25% ownership (see Exhibit 10.50 to this Form 10-QSB). NDFC is a company that will provide eCashPad distribution, encryption, and maintenance. The eCashPad is a device which will attach to a personal computer to enable a credit card or ATM transaction via Internet. NDFC will also provide full merchant processing for all credit and debit cards in support of eFunds-United States.

On October 29, 2000, the Registrant and NDFC entered into a definitive Agreement for Sale and Plan of Reorganization. This agreement specified that in exchange for purchasing 50% of the issued and outstanding common stock of NDFC, the Registrant will pay the following: (a) $10,000,000; and (b) 10,000,000 shares of restricted common stock of Registrant. This transaction is anticipated to close by year-end (under the terms of this agreement, the Registrant is required to pay a total of $600,000 in order to extend this agreement to January 2, 2001). In addition, Registrant is required to do the following under this agreement: (a) enter into a consulting agreement with the current Executive Vice President of NDFC, R. Scott Hatfield, for a period of three years following the closing to serve as President of this company and provide other consulting services;
(b) provide operating capital to NDFC in the amount of $1,000,000; and (c) transfer 1,000,000 shares of restricted common stock of the Registrant to NDFC, with the right to sell upon compliance with Rule 144. It is the intent of the parties under this agreement that an initial public offering of common stock of NDFC be completed within one year from the date of closing, with the Registrant maintaining an approximate 31% interest (should all projected 55,000,000 shares be sold in this offering).

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a)  Development Stage of Products.

The Registrant has completed all aspects of the eCashPad consumer and bank network support services and is presently offering the eCashPad for sale at $59.95; the Registrant has received initial orders for the eCashPad. However, the Registrant has received limited revenues from operations. The Registrant's PocketPay will require significant additional investment in research and development and will require substantial additional resources. The eCashPad has met all necessary regulatory approvals and is now ready for mass market consumer sales. The Registrant is confident that, based on the approvals of the eCashPad, that the new product line such as the PocketPay will also meet similar approvals for market usage.

There can be no assurance that the company will generate significant revenues in the future; and there can be no assurance that the company will operate at a profitable level.
If the company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the company's business will not succeed. In such event, investors in the Shares may lose their entire cash investment. Also the company and its management do not have significant experience in the internet business, and in particular the on-line gaming business.

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

(b)  Limited Revenues, History of Operating Loss and Accumulated Deficit.

The Registrant has had limited revenue to date.
Although the Registrant has been involved with e-commerce since 1999, it has been primarily engaged in research and development. The Registrant has incurred significant operating losses:
$28,264,236 for the six months ended on June 30, 2000, $19,026,744 for the fiscal year ended December 31, 1999, $776,138 for the four months ended December 31, 1998, and $196,968 for the fiscal year ended August 31, 1998. At June 30, 2000, the Registrant had an accumulated deficit of $58,924,066. The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully complete development and testing of, obtain regulatory approvals for, and market or license its primary products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

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

(c)  Additional Financing Will Be Required.

The Registrant will be required to raise significant capital to fund its plan of operation; this is estimated to be $3,000,000 over the next 12 months. Currently, the Registrant is meeting its funding requirements through financing provided by the Alpha Venture Capital, Inc. through a common stock purchase agreement between the Registrant and this firm, dated September 28, 1999. The Registrant has since received a new commitment from the Alpha for an initial $5,000,000 and is confident that additional funding will be available from the Alpha.

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

(d)  Risks Associated with eCashPad Production.

The agreement under which the eCashPad was originally manufactured for the Registrant only calls for an initial production run of 5,000 units, at a total cost of $80,000. The
Registrant has since concluded an order for 100,000 eCashPads at a cost of $42 per eCashPad. Initial eCashPads are being delivered to the Registrant on an as needed basis.

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

(k)  Influence of Other External Factors on Prospects for Company.

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

(l)  Success of Company Dependent on Management.

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

(m)  Control of the Company by Officers and Directors.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors of the Registrant, any proposed investments for its evaluation.

(p  No Cumulative Voting.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(q)  Absence of Cash Dividends.

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

(r)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

The common stock of the Registrant is currently quoted on
the Over the Counter Bulletin Board; it was relisted on October 30, 2000 after trading on the National Quotation Bureau's Pink Sheets since being delisted from the Over the Counter Bulletin Board after the SEC trading suspension on March 13, 2000. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations
governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(t)  Shares Eligible For Future Sale.

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

(u)  Potential Status as a Pseudo California Corporation.

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Currently, all of the sales by the Registrant come from sources outside the State of California; however, this may change in the future.

Some of the substantive provisions include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders.
It is currently anticipated that the Registrant will not be subject to Section 2115 of the California General Corporation Law which, in addition to other areas of the law, will subject the Registrant to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

(v)  Uncertainty Due to Year 2000 Problem.

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

PowerClick Litigation.

On August 21, 2000, the Registrant filed an complaint for fraudulent misrepresentation in Los Angeles County Superior Court, Case No. BC 235420, entitled eConnect, Inc. v. William Lane, James Wexler, Earl Gilbrech, Dominique Einhorn, and PowerClick, Inc. The substance of the lawsuit is that PowerClick, Inc. and its principals made fraudulent misrepresentations to the Registrant in connection with the Registrant's purchase on February 9, 2000 of an equity interest in PowerClick, Inc., among other things. The Registrant seeks actual damages of $10 million, as well as punitive damages. On September 1, 2000, PowerClick, Inc. filed a cross-complaint for breach of contract and fraud against the Registrant, Mr. Hughes, and certain employees of the Registrant, seeking $35 million in damages.

On October 21, 2000, the parties agreed to a settlement of this action and mutual release, as follows: The Registrant shall purchase an additional 30% of PowerClick (giving a total ownership to the Registrant of 80%) in exchange for: (a) conversion of the 6,000,000 restricted shares of Registrant's common stock currently held by PowerClick into freely trading shares of the Registrant; (b) the issuance to PowerClick of warrants for the purchase of 4,000,000 shares of freely trading common stock of the Registrant (exercisable at $1.00 per share until October 21, 2003.

Quantum Leap Litigation

On September 16, 1999, Quantum Leap Media, Inc. filed a complaint in United States District Court, Central District of California against Greg Maxwell (Case No. CZ 00-10279 HM). This action alleged fraud in connection with certain technology in dispute between the parties. On October 16, 2000, a counterclaim was filed in this action by Mr. Maxwell against PowerClick and its shareholders, including the Registrant. This counterclaim also alleged fraud. The Registrant is unable at this time to express an opinion as to the probable outcome of this matter, but intends to defend this matter vigorously.

Domain Name Dispute.

On or about August 18, 2000, SafeTPay, Inc. filed a complaint with ICANN, through counsel, against the Registrant, Thomas Hughes, and R.G. Tecq., Inc. aka Rogel Technologies. The matter was submitted for handling to the National Arbitration Forum ("NAF") in Minneapolis, Minnesota, bearing File Number FA 0008000095477. On September 22, 2000, the Registrant and Mr. Hughes, on behalf of all respondents, filed a response to the complaint, through counsel. On October 13, 2000, the arbitrator appointed by NAF ruled that the Registrant and Mr. Hughes has prevailed on the matter, and ordered that the contested domain name (SafeTPay.com) be transferred from SafeTPay, Inc. to the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three month period ended on September 30, 2000:

(a)  A total of 3,100,000 shares were issued for services to the Registrant.

(b) A total of 317,500 shares were sold at an average price per share of $0.49 between July 19, 2000 and September 25, 2000 for a total consideration of $124,000. These shares were sold to a total of 12 investors, and attached to each share, except 50,000 sold, were warrants to purchase an equal number of shares of the Registrant (exercisable at $1.00 per share for a period of one year from the date of issuance). An additional 65,454 shares were issued to another person as a partial repayment of a $20,000 loan owed by the Registrant to that person.

The Registrant entered into a Warrant Agreement, dated May 24, 2000 with GunnAllen Financial, Inc. (see Exhibit 4.43 of this Form 10-QSB). This agreement was in connection with this firm's services in assisting the Registrant to become relisted on the Over the Counter Bulletin Board. Under this agreement, GunnAllen was issued restricted warrants to purchase 482,500 shares of common stock of the Registrant at an exercise price of $0.50 share; these warrants may be exercised for a period of five years from the date of issuance. Counsel to GunnAllen, David Kern Peteler, was also issued restricted warrants for 17,500 shares on the same terms for his assistance with this transaction

No commissions or fees were paid in connection with these sales.
These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation
D, and similar provisions under state securities laws and regulations.

Use Proceeds.

On August 20, 1999, the company filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 61,000,000 shares of common stock (aggregate offering price of $11,590,000 under Rule 457(c)). This offering was used primarily for consulting services and acquisitions by the company, and commenced on the effective date of this registration statement (September 7, 1999). However, 20,000,000 shares of common stock under this offering are to be used for the sale of shares under a common stock purchase agreement (as discussed above) (through a post-effective amendment to this Form SB-2 filed with the SEC on September 12, 2000 and effective on September 26, 2000 - File No. 333-79739).

The total amount of shares sold under this offering through September 30, 2000 is 49,233,328. Out of the amount sold to date, the company issued the following:

21,000,042 shares in connection with various acquisitions and consulting services for the company.

17,103,193 shares in connection with the common stock purchase agreement with Alpha Venture Capital, Inc. (to date, the company has sold a total of $5,212,696 in shares under this agreement)

10,103,468 shares upon the exercise of warrants at $0.40 per share issued for consulting services for the company, for a total consideration of $4,041,459.

756,625 shares for the repayment of loans made to the company totaling $302,650.

The expenses involved with this offering to date have been approximately $434,000 (which includes an 8% commission payable on the sales made under the common stock purchase agreement [totals $417,016). The net cash proceeds from this offering (gross proceeds of $9,254,155 less offering expenses) of approximately $8,720,459 have been used for working capital for the company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Bylaws of the Registrant were amended and restated effective on September 15, 2000 (see Exhibit 3.5 to the Form 10-
QSB).

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the third quarter of the fiscal year covered by this Form 10-QSB

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                eConnect


Dated: November 13, 2000                        By: /s/ Laurence B. Donoghue
                                                Laurence B. Donoghue, Director

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

3.5    Amended and Restated Bylaws of the Registrant (see below).

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

4.43  Warrant Agreement between the Registrant, GunnAllen
      Financial, Inc., and David Kern Peteler, dated May 24, 2000 (see below).

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

10.49 Consulting and Services Agreement between the
      Registrant and Peters Entertainment.com, Inc., dated April 14, 2000 (incorporated by reference to Exhibit 10.49 of the Form SB-2 POS filed on September 12, 2000).
10.50 Letter of Intent between the Registrant and National
      Data Funding Corporation, dated May 22, 2000 (incorporated by reference to Exhibit 10.50 of the Form 10-QSB/A filed on October 19, 2000)

10.51 Agreement between the Registrant and Top Sports, S.A., dated June 20, 2000 (incorporated by reference to Exhibit 10.51 of the Form 10-QSB/A filed on October 19, 2000)

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 23, 1999).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on March 15, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form SB-2 POS filed on September 12, 2000).

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