Form 10KSB
period 2000-12-31
ECONNECT
filed 2001-04-25
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

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

The Registrant had no positive revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common Stock, par value $0.001 per share -- $13,331,105.
As of March 31, 2001, the Registrant had 256,566,707 (1) shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No    X.

(1)  See footnote to Security Ownership of Certain Beneficial
Owners and Management

                            TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                17

ITEM 3.  LEGAL PROCEEDINGS                                         17

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         23

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           24

ITEM 6.  PLAN OF OPERATION                                         29

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               39

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    39

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        39

ITEM 10.  EXECUTIVE COMPENSATION                                   41

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    43

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           45

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                     49

SIGNATURES                                                         51

PART I.

ITEM 1.  BUSINESS.

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

On June 12, 1996, Leggoons, Inc., transferred all of its assets and liabilities to a third party assignee, under an "Assignment for the Benefit of Creditors" (an assignment is a business liquidation device available as an alternative to bankruptcy).
The third party assignee, a Nebraska corporation, also named
Leggoons, Inc., was required to properly, timely, and orderly dispose of all remaining assets for the benefit of creditors.
Leggoons, Inc. continued to maintain its status as a shell corporation.

On February 18, 1997, Leggoons, Inc. entered into an
Agreement to License Assets from Home Point of Sales, Inc.(now know as Electronic Transactions & Technologies) for the purpose of licensing certain technology for the development of Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT"). Electronic Transactions & Technologies is a privately held corporation 70% owned by Thomas S. Hughes, president of the Registrant. This technology is designed to enable consumers to instantly pay bills or impulse purchase from home with real time cash transactions.

Mr. Hughes, Chairman of Electronic Transactions &
Technologies, became chairman and president of Leggoons, Inc. on March 1, 1997. At that time, the name was changed to Betting, Inc.

On April 28, 1997, the Registrant entered into a Host
Processing Agreement with Electronic Transactions & Technologies for the purpose of having this firm act as the bank host processing for all Betting, Inc.'s future transactions that are sent by terminals that read credit cards or ATM cards. On March 27, 1998, the Registrant entered into a license agreement with Electronic Transactions & Technologies for the purpose of licensing additional technology for processing electronic banking transactions. The technology licensed under this agreement supplements the technology licensed under the agreement dated February 18, 1997.

On May 17, 1999, an Agreement and Plan of Merger between
Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation was executed by an authorized signatory of each company. On May 21, 1999, the merger of the two companies was approved by a majority of the shareholders. Effective on June 1, 1999, Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile of the Registrant from the State of Missouri to the State of Nevada. This also resulted in the change of the fiscal year end from August 31 to December 31. On June 4, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Registrant to "eConnect" and increasing the number of authorized common shares to 100,000,000.

On August 23, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 200,000,000. On November 22, 2000, a Certificate of Amendment of Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 300,000,000.

Business of the Registrant.

The business of the Registrant is to drive (process) PERFECT global transactions with specific emphasis on ATM card with PIN instant cash transactions. There are two aspects to the industry of self serviced home or mobile swiped ATM card with PIN entry or credit card transactions which the Registrant has named PERFECT (personal encrypted remote financial electronic card transactions).

The first aspect is the development of the home "Bank Eyes Only"T transactions system whereby a consumer can use a remote terminal from a home environment or mobile environment, (the eCashPad), to read a credit card or ATM card with PIN or a smart card which is then sent to a host processor for card authorization. "Bank Eyes Only" transactions refers to a direct Internet connection between the consumer's terminal and the Registrant's bank card authorization system. The web merchant does not store nor has ready access to the consumer's card data. These "Bank Eyes Only" terminals are remote from the merchant (protecting the consumer's data) and are wireless or landline or computer enabled. This should result in greater consumer confidence in performing such financial transactions.

This system will also enable the consumer or business person to effect instant cash payments to the recipient. A transaction using the terminal device with an ATM card with PIN is considered a cash payment. Internet "Bank Eyes Only" ATM card with PIN payments could substantially affect global commerce, completely changing the way people around the world do business.

The second aspect of a PERFECT transaction is the public usage of the Registrant's proprietary hardware placed in public locations for self serviced bill payments by ATM card with PIN entry. Today, bankcard authorized transactions, that are terminal driven, are initiated by consumers, "face to face" with merchants. The Registrant's "Bank Eyes Only" transaction enables the consumer to perform the transaction safely from a remote location. These PERFECT transactions are originated by the consumer. The transaction is encrypted before being sent. The merchant does not originate the transaction by swiping the bank card; the consumer swipes the bank card with no merchant present. The consumer is "remote" from the merchant.

Applications of the PERFECT industry focus specific attention of the usage of ATM card with PIN entry to effect "just in time" bill, tax, mortgage, or premium payments from home, to "reserve your seat" for entertainment purposes. The Registrant has developed a proprietary hardware device, the eCashPad to conduct such transactions.

The Registrant's goal is to develop network global host processing centers. These centers will drive and be compatible with all types of hardware made by many different competitors.

The Registrant has spent substantial capital in cash and stock during the last two fiscal years developing the system for the implementation of the PERFECT industry in general and for the specific application of Internet "Bank Eyes Only" transactions in particular.

The Registrant has contracted exclusive licenses for global usage of Patent No. 5,336,870, issued August 8, 1994, Patent No.
5,754,655, issued May 19, 1998, and Patent No. 5,809,143, issued
September 15, 1998 (see Exhibit 99.1 to this Form 10-KSB).

These three patents broadly cover the implementation of what the Registrant is now calling "Bank Eyes Only" transactions. Patent
No. 5,336,870 has developed into the EzyDepot unit.

The EzyDepot unit was deployed as a self service terminal for self service EzyShop at public locations. The Registrant is now focused on using the eCashPad for placement with PC's at public locations such as coffee shops whereby the consumer can use the eCashPad to safely shop by Bank Eyes Only at specific Bank Only web sites.

The EzyDepot unit will be adapted and used as a self service bill pay terminal at public locations abroad and will be driven by eConnect full service host centers.

Patent No. 5,809,143 has developed into what the Registrant is calling the eCashPad, and the specific focus is for Internet "Bank Eyes Only" usage. This device connects directly to a personal computer and runs on the Windows operating system.

The Registrant is projecting a third quarter distribution of eCashPads into the market and the initial generation of revenues from both eCashPad sales and the transactions generated from usage of the eCashPad at web merchant sites.

Patent No. 5,754,655 covers is in the process of development as a hand held wireless voice capable phone and terminal for sale and distribution into the PERFECT industry, with specific focus for "Bank Eyes Only" Internet ATM card with PIN entry transactions. This product is called the ePocketPay and is in the development stage with a potential prototype targeted for the third quarter.

The "Bank Eyes Only" system once fully implemented will consist of the eCashPad sending Internet originated transactions into the bank system for authorization. At no time is any bankcard data stored with the Internet merchant, and this simple action effects a highly secure consumer Internet transaction. National Data Funding Corporation will be providing the Registrant with operations support for the Registrant's host systems under an agreement with the Registrant in April 2000.

The eCashPad has been developed by Asia Pacific Micro, Inc, under a manufacturing agreement entered into in January 2000. Over
1,200 eCashPad units have initially been produced.

The eCashPad simply and easily attaches to the consumer's computer keyboard and enables the consumer to affect Internet "Bank Eyes Only" transactions, from the consumer's home or office. The Registrant will receive a fee from the merchant per transaction. The eCashPad will also be distributed with private labels, through direct sales and promotionss.

Companies participating in the private label eCashPads will enjoy the benefit of receiving a portion of the Registrant's transaction fee for transactions made to them in addition to those made to other merchants. For example, an insurance company using the eCashPad will generate cash payments by ATM card with PIN entry for its premium payments. In addition, it can generate additional revenues from the same eCashPad as it is used to pay a phone bill, to make a charitable donation, to purchase a product, or to pay a tax bill. The Registrant will receive a fee per transaction as paid by the web merchant.

The Registrant is presently developing a full service host system in the Dominican Republic and is presently completing the certification process with Banco Nacional de Credito, and is planning to follow with additional host centers for eConnect Ireland, eConnect China and eConnect Austrialia. A non-binding letter of intent has recently been signed by Huaxia Bank of Shanghai China to implement the eCashPad solution with specific emphasis on ATM card with PIN on line debit.

Within the countries of China, Ireland, Australia, and the Dominican Republic, the Registrant recognizes that the eCashPad within those countries will naturally evolve into ATM card with PIN cash games, and the Registrant intends to provide services for such PERFECT games. One projected game will be the "International", which will be the equivalent of a same day instant cash game between the countries of Australia, China, Ireland and the Dominican Republic whereby the eCashPad is used with ATM card and PIN entry and processed by the Registrant's host systems.

The specific goal of the Registrant is to establish global "Bank Eyes Only" full service Host processing centers which will not only drive the Registrant's hardware but will also certify and drive other types of hardware devices effecting both conventional and PERFECT transactions. The Registrant is currently using eFunds CONNEX software to provide the Registrant Host support system outside of the United States.

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

Revenue generation from "Bank Eyes Only" transactions is expected to begin in the third quarter as eCashPads are distributed into the marketplace. Within the United States market, the Registrant is closely working with NDFC to secure the go ahead for regional ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only" internet payment. The Registrant is targeting the third and fourth quarters to begin pilots with Regional ATM card networks as regards the ATM card with PIN entry aspect of the eCashPad.

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

The Registrant anticipates a strong effort by competitors to seize the "Bank Eyes Only" space on an Internet merchant site but points out that all competitors will need to co operatively work together as regards web merchant signups. The Registrant anticipates a co-operative competition environment with competitors as regards the establishment of respected PERFECT payment solutions at a merchants web site as no merchant will exclusively offer only one solution.

In summary, the Registrant intends to build host systems in such countries as the Dominican Republic, China , Australia and Ireland, plus numerous other countries, whereby the Registrant's host system is driving many different types of hardware devices as developed by many companies to meet the demand of the PERFECT industry. The Registrant will generate a fee per transaction from the driving of each hardware device which is sending in PERFECT ATM card and PIN entry, credit card and smart cardpayments.

The Registrant intends to monitor the performance  of the Top
Sports walk-in locations in the Dominican Republic in 2001 to determine if revenues do not justify expenditures. The
Registrant has removed itself from the Internet casino business other than to provide support transactions services.

Acquisitions by Registrant.

(a)  Rogel Technologies.

According to an agreement dated May 6, 1999, the Registrant acquired all of the assets of Rogel Technologies, a sole proprietorship. These assets consisted of the following:

Proposed  secure e-mail service

Perfect Merchant Response Software (MRS)

Global Market Place Mall (GMM) (the GMM includes these products:
GMM Classified Adds, GMM Web hosting services, eTrusts, eHomebuy, eDine, eTheater, Portable Website Software, PCA Compression
Software, and Virtual Card Game Software)

The consulting services of Rogel Patawaran for the purpose of creating and writing new software products for the Registrant.

The Registrant agreed to make the following payments under this agreement:

2,750,000 free trading shares

2,500,000 restricted shares of common stock

Options to purchase 500,000 shares of common stock at an exercise price of $0.50 per share, which options expire on June 30, 2000

Options to purchase 500,000 shares of common stock at an exercise price of $1.00, which options expire on June 30, 2001

Options to purchase 250,000 shares of common stock at an exercise price $2.00 per share, which options expire on June 30, 2002

$200,000 per year management fee payable from the gross revenues of RT

12.5% of the remaining net profits of Rogel Technologies as an administration fee

A total of 2,500,000 restricted shares of common stock and 2,500,000 free trading shares of common stock have been issued date under this agreement (no options as set forth in the agreement have been issued to date).

Under an agreement dated October 23, 1999, the Registrant agreed to pay Rogel Technologies an additional $168,000 for services related to MRS software and the SafeTPay system server, and to provide additional consulting services for an hourly fee. Under an agreement dated November 23, 1999, the parties agreed that in consideration of said sum the MRS and SafeTPay software will remain under the ownership and full control of Rogel Technologies; however, the Registrant would have the right to utilize this software and provide instruction in its use.

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

(b)  Isla Escondida, S.A.

La Empressa Ranco Plasticos Limitada, a Costa Rica corporation ("Holder"), was the owner of record of 58.33% of the issued and outstanding stock of Isla Escondida, S.A., a Costa Rica Corporation ("IE") ("Stock"). Pursuant to an agreement between Holder, Jamie Ligator and Michael Lanes, one-half (1/2) of the Stock was actually being held in the name of Holder for the benefit of Lanes and the other one-half (1/2) of the Stock was actually being held in the name of Holder for the benefit of Ligator. Effective on August 31, 1999, the Registrant purchased the Stock under a Stock Exchange Agreement.

Under this agreement the Registrant paid the following amounts for the Stock: 7,000,000 shares of free trading common stock of the Registrant, to be deposited into an escrow account. These share were all released by December 31, 1999 under the provisions of an accompanying escrow agreement. Subsequent to this agreement, the Registrant acquired, for 5,000,000 free trading shares, the remaining 41.67% of the stock of IE directly from the shareholders of that company in a stock swap (an additional 5,200,000 restricted shares of common stock previously issued in connection with this transaction are still in need of cancellation). In addition to the above amounts paid, the Registrant paid an additional 1,510,000 shares of free trading common stock in connection with closing this transaction.

During 2000, the Registrant cancelled 10,500,000 shares of the Registrant's common stock related to this acquisition in fiscal year 1999. The Registrant renegotiated the terms of this acquisition primarily due to lack of performance of the assets purchased.

This asset has generated no revenues for the Registrant since its acquisition. Due to various problems with the operation in Costa Rica, the website was closed shortly after the acquisition by the Registrant and no revenues or profits were realized from this operation. As a result, this entire investment was completely written-off as of December 31, 2000.

(c)  TheArtAuction.com

Effective on September 9, 1999, the Registrant acquired the website known as "theArtAuction.com" from PowerClick, Inc., a Nevada corporation, through an Agreement and Plan of Acquisition Agreement. Under this agreement, Registrant paid the following:
(a) 1,000,000 shares of free trading common stock of the Registrant; and (b) 1,000,000 shares of restricted common stock of the Registrant. In addition, the Registrant paid an additional 165,000 shares of restricted common stock in connection with closing this transaction.

Although this website did briefly generate revenues in September 1999 totaling approximately $40,000, the website was closed down in November 1999 for reconstruction and has not as yet reopened. The Registrant has been upgrading theArtAuction.com into artaste.com, which began operations in the fourth quarter of 2000. However, the value of this asset has been written-off as of December 31, 2000.

(d)  Top Sports S.A.

(1)  Initial Purchase Agreements.

By a Contract of Partnership dated November 20, 1999, the Registrant acquired a 50% interest in Top Sports S.A., a Dominican Republic corporation. The Registrant has also entered into a Business Cooperation Agreement with Top Sports S.A., dated December 9, 1999, to carry forward the terms of the partnership between the two companies under local Dominican Republic law.
Top Sports operates various sports book betting establishments in the Dominican Republic, where casino and related types of gaming are legal.

Under these agreements, the Registrant is to be the beneficiary of 50% of all the assets, benefits and gains, and shall share in 50% of all the liabilities, losses or obligations. The
Registrant paid the following:

U.S. $35,000; and

1,000,000 of restricted common stock of the Registrant.

The Registrant also agreed to issue warrants to purchase 2,000,000 shares of common stock of the Registrant, exercisable during the 12 months following the execution hereof for the fixed price of $0.30 per share (subsequently adjusted to $0.40 per share). These warrants were issued in 1999; Mr. Egan exercised 500,000 of these warrants in 2000 (the remained expired prior to the end of 2000).

(2)  Subsequent Purchase Agreement.

On January 1, 2000, the Registrant entered into a Shares Sale
Contract to acquire the remaining approximately 50% interest of Top Sports from Paul Egan. Under the terms of the agreement, the Registrant is to pay Mr. Egan:

1,000,000 unrestricted free-trading shares of the Registrant;

1,000,000 restricted shares of the Registrant; and

1,000,000 warrants at a fixed price of $1.00 per share.

By subsequent oral agreement of the parties, the above agreements were amended as follows:

The compensation under the agreements for the purchase of the initial 50% of Top Sports was increased by 1,000,000 free trading shares of the Registrant's common stock;

The compensation under the agreement for the purchase of the remaining 99.94% of Top Sports was increased by 1,000,000 restricted shares of the Registrant's common stock; and

The 200,000 shares paid under the Funding Agreement, as set forth below, was credited to the 1,000,000 free trading shares now due under the first agreements.

In addition, during fiscal year 2000 the Registrant cancelled 1,000,000 shares of its common stock related to the fiscal year 1999 acquisition of Top Sports. The cancellation was a result of the renegotiated terms of the acquisition agreement which called for the cancellation of the original shares issued in 1999 and for the issuance of additional shares as discussed above.

Effective on April 1, 2000; the Registrant acquired 4,994 shares of the remaining 5,000 capital shares outstanding. Of the 10,000 shares outstanding, the Registrant owns 9,994 shares (Dominican Republic Law, where Top Sports, S.A. is incorporated, requires that there be seven stockholders in a Registrant).

(3)  Consultancy Agreement.

Under a consultancy agreement, dated January 1, 2000, the Registrant agreed to retain Mr. Egan as a consultant for Top
Sports to run the day to day operations of this firm and perform other tasks. Under this agreement, Mr. Egan was to be paid the following (none of which was issued):

1,800,000 free trading S-8 shares of the Registrant;

2,000,000 restricted class 144 shares of the Registrant;

A warrant for the purchase of 1,500,000 shares of the Registrant, exercisable at $0.40 per share; and

A warrant for the purchase of 1,000,000 shares of the Registrant, exercisable at $1.00 per share.

(4)  Funding Agreement.

In order to help fund the operation of Top Sports, S.A., this firm and the Registrant entered into an agreement dated December 16, 1999, whereby the Registrant is to provide that firm with 100,000 free trading shares of the Registrant per month beginning January 2000 and ending December 2000 (to date the Registrant has issued a total of 200,000 shares in this regard). It was the intent that Top Sports would sell these shares in the marketplace and will use the resulting proceeds to fund the continued expansion plans of this companuy.

(5)  July 20, 2000 Agreement.

Under an Agreement dated July 20, 2000 (with an effective date of April 1, 2000), the Registrant and Top Sports agreed that all prior compensation paid under the acquisition agreements shall remain with Mr. Egan, but that no further compensation is to be paid under any agreements. Therefore, no compensation was dur under the January 1, 2000 Consultancy Agreement or the Funding Agreement.

The parties also agreement, among other things, to the following:

The Registrant is to establish "eConnect Caribbean, S.A." as a Dominican Republic subsidiary.

Mr. Egan is to be employed as the President of eConnect
Caribbean, S.A. for a term of three years.

Mr. Egan is to receive 25% of the common stock of eConnect
Caribbean, S.A.

Mr. Egan agrees to resign from the Board of Directors, or other similar governing body, of Top Sports.

In January 2001, the Registrant issued a total of 3,000,000 restricted shares of common stock to satisfy the total obligation of restricted shares under the acquisition agreements.
Therefore, as of the present Mr. Egan is owed the following with respect to these agreements: (a) 1,800,000 free trading shares; and (b) the issuance of a warrant for the purchase of 1,000,000 shares of common stock at $1.00 per share.

(f)  PowerClick, Inc.

On February 9, 2000, the Registrant acquired 50% of the outstanding capital stock of PowerClick, Inc., a Nevada corporation, in consideration of $1,200,000 cash and 8,000,000 shares of the Registrant's common stock valued at $1,300,000 for an aggregate 50% investment of $2,500,000, which is principally comprised of goodwill. PowerClick, Inc. owns and operates a website that provides a wide range of products and services to the public, and is intended to be used as a vehicle to promote the use of the "Bank Eyes Only" system.

On October 21, 2000, the Registrant and PowerClick agreed to a settlement of the actions between the parties and a mutual release (which is in the process of being implemented), as follows: The Registrant purchased an additional 30% of PowerClick
(giving a total ownership to the Registrant of 80%) in exchange for:

conversion of the 6,000,000 restricted shares of Registrant's common stock currently held by PowerClick into freely trading shares of the Registrant;

the issuance to PowerClick of warrants for the purchase of 4,000,000 shares of freely trading common stock of the Registrant
(exercisable at $1.00 per share until October 21, 2003;

capping the cash portion of the original acquisition as $750,000;
and

decreasing the value of the transaction to $2,050,000.

As of December 31, 2000, the remaining 30% of PowerClick shares due to the Registrant had not yet been transferred to the Registrant. As of that date, all of the goodwill associated the Registrant's interest in PowerClick has been written off.

(g)  National Data Funding Corporation.

On May 22, 2000, the Registrant entered into a non-binding letter of intent with National Data Funding Corporation to acquire 100% of this Registrant's common stock and later spin it off in a publicly trading company and retaining a 25% ownership. National Data Funding Corporation is a company that will provide eCashPad distribution, encryption, and maintenance. National Data Funding Corporation will also provide full merchant processing for all credit and debit cards in support of eFunds-United States.

In connection with the letter of intent, the Registrant has deposited (non-refundable) $250,000. The letter of intent requires the Registrant to pay the stockholders of National Data Funding Corporation $10,000,000 and 10,000,000 restricted shares of the Registrant's common stock in exchange for 100% ownership, and contribute to National Data Funding Corporation $1,000,000 and 1,000,000 shares of the Registrant's common stock for working capital. The Letter of Intent, dated June 2, 2000, originally expired on September 1, 2000 but was extended by oral agreement of the parties to a closing date of October 31, 2000.

On October 29, 2000, the Registrant entered into an
Agreement for Sale and Plan of Reorganization ("NDFC Agreement") requiring the Registrant to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Registrant's common stock in exchange for 50% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Registrant's common stock for working capital. Pursuant to the NDFC Agreement, the Registrant is required to make a bona fide and good faith effort to spin off NDFC as a publicly traded company in which the Registrant will retain approximately a 28% ownership. The Registrant was required to complete the terms of the NDFC Agreement on October 31, 2000 ("Closing Date"). The Registrant did not complete the NDFC Agreement on the Closing Date. Certain provisions within the NDFC Agreement provided for an extension through January 2, 2001, however the Registrant did not complete the terms of the NDFC Agreement within the extension date. The Registrant plans to continue its negotiation for the acquisition of NDFC.

Other Material Contracts.

(a)  First Entertainment Holding Corp.

On April 29, 1999, the Registrant entered into a Joint Venture Agreement with First Entertainment Holding Corp. for the purpose of using the allowing customers to use their ATM cards to make purchases from a number of websites owned by that firm at www.firstentertainment.com. These companies originally intended to move forward with this project once the eCashPad is available for distribution; however, it now appears that this company is no longer in operation.

(b)  International Investor Relations Group.

The Registrant entered into a Consulting Agreement with International Investor Relations Group, Inc. ("IRG"), dated September 24, 1999. Under the terms of this agreement, this firm provided certain services for the Registrant, as follows: (a) 10 road shows; (b) 1 Media Placement in Stock/Card deck reaching 250,000 plus investors; (c) 2 News releases, includes broadcast fax to all interested parties; (d) one research report 6-8 page full color; and (e) a broker card - 2 sided, full color.

Under this agreement, the Registrant paid the following amounts for the services of IRG:

$85,000.00

167,000 free trading shares based on a .21 cent per share price

300,000 purchase warrants, as follows: 100,000 $0.50 cents per share, 100,000 at $0.75 cents per share, and 100,000 at $1.00 per share. These have a 2-year expiration date from the original date of signing the agreement.

(c)  Kanakaris Communications.

On October 21, 1999, the Registrant entered into an agreement with Kanakaris Communications for the purpose of developing Internet Cash Programming ("ICP"), a service to be offered by Kanakaris and the Registrant which will enable the consumer to purchase internet video streaming programming by Same-as-Cash (ATM card and PIN), or by Enhanced Credit Card (the payment by credit card that is read by the ePIN or like devices). Under this agreement, Kanakaris Communications will provide the delivery to the internet consumer of video streaming programming from either Kanakaris Communications own inventory base or shall act as a distributor of video streaming programming from other entertainment providers.

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

The Registrant will receive exclusive global rights to drive or process all originating ICP transactions whether transacted by an ePIN or by a competitive hardware devices that are effecting either a Same-as-Cash or Enhanced Credit Card programming purchase. In addition, the Registrant will charge ICP a flat fee per ICP processed transaction. Further development of this project is awaiting the delivery of the eCashPad, as previously discussed. The Registrant paid a total of 3,000,000 shares of free trading common stock for the research and development to be done under this agreement. To date, the ICP has not been implemented.

(d)  REAL Solutions.

The Registrant has entered into a letter of intent with Real Solutions, Ltd. on March 9, 2000 to provide the IBM hardware support in connection with the eFunds agreements. On April 13, 2000, the Registrant entered into a formal Master Services Agreement with Real Solutions in connection with this matter. Under this agreement, the Registrant will pay Real Solutions based on a Statement of Work to be developed between the parties.

(e)  Peters Entertainment.com, Inc.

On April 14, 2000, the Registrant entered into an agreement with Peters Entertainment.com, Inc., an independent motion picture production affiliate of Time Warner Inc. Under this agreement, there will be a 50/50 revenue-sharing arrangement to develop an on-line media portal that would combine a consumer entertainment environment with e-services designed to meet the needs of production studios. The Registrant will be acting as a consultant to Peters Entertainment under this agreement. To date, there has been no revenue generated under this agreement.

(f)  Broadband Video, Inc.

On October 4, 2000, the Registrant entered into an agreement with Broadband Video, Inc. for that firm to sell all of its assets to the Registrant. These assets consist of all right, title and interest of Broadband Video in and to Zoom-TV software technology. The consideration for this purchase is 10,000,000 restricted shares of common stock of the Registrant and a warrant to purchase 3,000,000 shares of Registrant common stock for $1.00 per share, from the date of the agreement until 5:00 p.m. December 31, 2001. The parties are currently conducting a due diligence review, and the completion of which and the transaction is anticipated to close in the second quarter of 2001. If the consideration has been paid, then Broadband Video will deliver the source code for the Zoom-TV technology to the Registrant.

Zoom Technology will offer the Registrant the ability to deliver downloaded film content on a web cast basis to thousands of viewers watching the same pre-theatrical viewing window at the same time across the country. Additionally, this technology will expand the picture to full size on the monitor screen. The eCashPad can send ATM card with PIN cash payments directly to the film producer with no middleman. This will be a fee per transaction of the eCashPad and may open up the film industry to a whole new economic window that will precede the theatrical release.

Contracts Made in the Ordinary Course of Business.

(a)  Sunset Marketing Group.

On November 15, 2000, the Registrant entered into an agreement under which Sunset Marketing Group will market the Registrant's eCashPad to the insurance, mortgage and other financial industries. Sunset has agreed to provide to the Registrant ten "Bank Eyes Only" web merchants each month, following the first three months of the contract. Sunset Mortgage LP, parent company of Sunset Marketing, becomes the Registrant's first mortgage-industry merchant. Sunset Marketing also expects to announce one insurance and one financial-industry "Bank Eyes Only" merchant within the second quarter of 2001.

(b)  SBN.com, Inc.

On December 7, 2000, the Registrant entered into two agreements with SBN.COM, a market affliate-independent contractor agreement and a charter industry company agreement. SBN's online yellow pages, one of the world's largest, contains 1.5 million pages and more than 75 million business listings worldwide. Within the US, this includes the listings of every phone book in every area code in all 50 states, every business-to-business listing, and the entire database for toll-free numbers, as well as every Yellow Pages protocol worldwide. Published in both English and Spanish, the online yellow pages are accessible from the websites of several hundred internet service providers and other Internet hosts accounting for in excess of 3 million subscribers, and at more than 850 affiliate e-commerce sites.

These agreement will allow for the marketing of the Registrant's "Bank Eyes Only" as a secure online payment system to existing and future clients. These agreements also call for SBN.COM's online yellow pages to be directly accessible from the Registrant's website, via the Walking Fingers MouseT icon. Under the agreements, the Registrant and SBN.COM will share revenues from banner advertising by listees at www.eConnectholdings.com, as well as online yellow pages advertising sold directly by the Registrant. The Registrant will also share revenues resulting from new listees who sign up via the Registrant's website.
Online yellow pages listees who wish to accept these "Bank Eyes
Only" payments will require proprietary software; once equipped, however, these merchants will still be able to make non-"Bank
Eyes Only" transactions with customers who do not yet own an eCashPad.

TransCast International, Inc.

On January 8, 2001, the Registrant entered into a definitive agreement for a strategic partnership TransCast International, Inc., a San Jose, California TV-based provider of co-branded portals and Internet access services. TransCast is presently working to integrate its t-commerce portal into analog televisions for a truly interactive television experience, including web surfing, t-commerce, chat, and e-mail. TransCast and the Registrant will work together to integrate the Registrant's eCashPad capabilities with the TransCast TV portal service.

Under the terms of its strategic partnership with the Registrant, TransCast will (i) display the Registrant payment symbol and offer eCashPad transactions on the first page of the TransCast t-commerce portal at (http://content.transcast.net:8090/XCST/sportal/index.html );
(ii) work with the Registrant to enable the eCashPad to work in conjunction with both TransCast's set-top boxes and inside-TV interactive television configurations, and (iii) introduce the Registrant's eCashPad technology for evaluation as a potential bundled or integrated peripheral with the TransCast service.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant owns approximately $400,000 of miscellaneous office furniture and equipment, including computers. In San Pedro, the Registrant leases a total of 8,777 square feet of office space, with leases expiring on various dates between September 30, 2001 and April 30, 2003. In the Dominican Republic, the Registrant leases 9,000 square feet of office space on a lease expiring in August 2005. The lease agreements call for an annual base rent of approximately $146,000 with a variable escalation rate. As of December 31, 2000, total rent expense for the leased facility approximated $95,000.

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

Although this action has been concluded, since the permanent injunction was entered the Registrant has been late with the following reports:

(a) Form 10QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999.

(b)  Form 10QSB for the quarter ended June 30, 1999 (due by
August 14, 1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Registrant entered on the EDGAR electronic filing system).

(c)  Form 10-QSB for the transition period ended December
31, 1998 (due by July 5, 1999) - filed with the SEC on September 3, 1999.

(d) Form 8-K to reflect a certain acquisition by the Registrant (due by May 21, 1999) - filed with the SEC on November 15, 1999.

(e)  Form 8-K to reflect two acquisitions by the Registrant
(due by September 15, 1999) - filed with the SEC on November 16, 1999.

(f)  Form 10-KSB for the fiscal year ended December 31, 1999
(due by April 14, 2000) - filed with the SEC on May 9, 2000.

(g) Form 10-QSB for the quarter ended March 31, 2000 (due by May 22, 2000). The Form 10-QSB's for the quarters ended June
30, 2000 and September 30, 2000 were timely filed.

(h) Form 10-KSB for the fiscal year ended December 31, 2000 (due by April 16, 2001).

Securities and Exchange Commission Action (March 23, 2000).

In a complaint filed on March 23, 2000 (Securities and Exchange Commission v. eConnect and Thomas S. Hughes, Civil Action No. CV 00 02959 AHM (C.D. Cal.)), the SEC alleged that since February 28, 2000, the Registrant issued false and misleading press releases claiming: (1) the Registrant and its joint venture partner had a unique licensing arrangement with PalmPilot; and
(2) a subsidiary of the Registrant had a strategic alliance with a brokerage firm concerning a system that would permit cash transactions over the Internet. The complaint further alleges that the press releases, which were disseminated through a wire service as well as by postings on internet bulletin boards, caused a dramatic rise in the price of the Registrant's stock from $1.39 on February 28 to a high of $21.88 on March 9, 2000, on heavy trading volume. The SEC suspended trading in the Registrant's common stock on the Over the Counter Bulletin Board on March 13 for a period of 10 trading days (trading resumed on the Pink Sheets LLC on March 27, 2000). The complaint alleges that despite the trading suspension and the SEC's related investigation, the Registrant and Mr. Hughes continued to issue false and misleading statements concerning the Registrant's business opportunities. In addition to the interim relief granted, the Commission seeks a final judgment against the Registrant and Mr. Hughes enjoining them from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (the anti-fraud provisions of that act) and assessing civil penalties against them.

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

Additionally, a shareholder of the Registrant named John P.
Maloney, filed an individual action for "securities fraud and misrepresentation" against the Registrant and Mr. Hughes on May
12, 2000 in small claims court in Torrance, California.  The
Registrant subsequently removed the action to the United States
District Court for the Central District of California, and requested that it be consolidated with In Re eConnect, Inc.
Securities Litigation.  However, on September 11, 2000, the
Honorable Margaret M. Morrow ruled that Mr. Maloney's action should be remanded to the state small claims court.
Subsequently, Mr. Maloney's action was settled amicably and dismissed.

The Registrant has reached a settlement in principle with the plaintiffs, pursuant to which $350,000 was paid to plaintiffs' counsel. A warrants component of the settlement is still being finalized with plaintiffs' counsel. We anticipate that the settlement will be negotiated in full by early May 2001, and that the Court will approve the settlement by or before June 2001.

Quantum Leap Litigation

On September 16, 1999, Quantum Leap Media, Inc. filed a complaint in United States District Court, Central District of California against Greg Maxwell (Case No. CZ 00-10279 HM). This action alleged claims of fraud, conversio and breach of contract against Maxwell in connection with Maxwell's alleged misappropriation of intellectual property owned by plaintiffs. Subsequently, on October 20, 2000, Maxwell filed counterclaims against plaintiffs and their directors, officers and shareholders for breach of contract and fraud, among other things. Among the parties named as a counterclaim defendant was the Registrant, solely on account of its alleged ownership of common stock of plaintiff PowerClick, Inc. Subsequently, Maxwell amended his counterclaims on two consecutive occasions, before the Registrant had an opportunity to test the legal sufficiency of Maxwell=s counterclaims by motion. Then, on March 6, 2001, the parties reached a binding settlement, with the Registrant paying nothing to any party.

Short-Swing Trading Complaint.

On September 6, 2000, Richard Morales, a purported shareholder of the Registrant, filed an action in the United States District Court for the Southern District of New York against the Registrant and Mr. Hughes. This action, Richard Morales v. eConnect and Thomas Hughes, Case No. 00 CIVIL 6695
(AKH), alleges that short-swing trading of common stock issued by the Registrant to Mr. Hughes in violation of Section 16(b) of the Securities Exchange Act of 1934. On November 29, 2000, the plaintiff voluntarily dismissed this action.

Employment Agreement - President/Chief Operating Officer.

On March 21, 2000, the Registrant consummated an amended employment agreement with Steven Pazian for the position of President and Chief Operating Officer for the Registrant (see
Exhibit 10.41 to this Form 10-KSB). On April 17, 2000, the Registrant terminated this individual as President and Chief Operating Officer of the Registrant. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Registrant to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Registrant's common stock within the first 90 days of the executive's employment.

On March 21, 2001, Mr. Pazian filed a complaint for breach of contract and specific performance in the Superior Court of the State of California, County of Los Angeles seeking $1,260,000 in cash, as well as one million Registrant warrants (at a basis of $0.40) and six million vested stock options (at a strike price of $0.40) (Stephen Pazian v. eConnect, Inc., Case No. BC 247186). The Registrant's management denies all liability whatsoever to Mr. Pazian and intends to defend itself in this matter vigorously. Management of the Registrant cannot take any position at this time as to the likely outcome of the matter.

Employment Agreement - Outside Counsel.

On March 22, 2000, the Registrant consummated an amended and restated employment agreement with Stanley C. Morris, Esq. to act as outside counsel for the Registrant (see Exhibit 10-42 to this Form 10-KSB). On April 14, 2000, the Registrant terminated this individual and his firm as outside counsel. Based upon the amended and restated employment agreement, the remaining compensation for the term of this agreement will be due immediately upon the termination of this individual and his firm as outside counsel if terminated for reasons other than good cause. In addition, any common stock and stock warrants granted through the term of this agreement will be considered due in the event of termination for reasons other than good cause. Accordingly, the termination of this individual and his firm, for reasons other than good cause, may potentially expose the Registrant to incur a liability of approximately $700,000 for the remaining portion of unpaid compensation for the first, second and third years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted common stock and stock warrants consisting of 600,000 common shares and 600,000 warrants exercisable at $1.00 per share. The Registrant's management believes that the termination of this individual and his firm was in good cause and intends to defend itself in this matter vigorously should litigation be initiated in the future.

Breach of Contract Action.

On September 5, 2000, Geoffrey N. Cornish filed a complaint Superior Court of the State of California, County of Los Angeles for breach of an oral contract, money owed, and fraud against the Registrant, Mr. Hughes and Electronic Transactions & Technologies, alleging that plaintiff and the Registrant entered into an oral contract whereby plaintiff was to perform marketing and product development services for the Registrant (Geoffrey N. Cornish v. eConnect, Inc., Thomas S. Hughes, and ET&T, Case No. NC028475). Plaintiff claims that he is owed $128,589.90 plus interest by the Registrant. The Registrant, Mr. Hughes and ET&T deny all liability whatsoever to plaintiff and will contest this matter vigorously. Management of the Registrant cannot take any position at this time as to the likely outcome of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of shareholders of the Registrant was held on October 30, 2000 for the following purposes:

(a) To elect the following three nominees as Directors of the Registrant until the next Annual Meeting of shareholders and until their respective successors shall be elected and qualified:
Thomas S. Hughes, Jack M. Hall, and Laurence B. Donoghue;

(b)  To approve the appointment of L.L. Bradford & Company,
LLC as the Registrant's independent auditors for the new fiscal year that commenced on January 1, 2000; and

(c) To approve an increase in the authorized common stock of the Registrant from 200,000,000 to 300,000,000

The Bylaws of the Registrant require that 25% of the outstanding shares of the Registrant entitled to vote, represented in person or by proxy, constitutes a quorum at a meeting of shareholders. At the Annual Meeting, at which a quorum was present, the number of votes cast for, against or withheld, as well as the number of absentions and broker non-votes as to each matter is as follows:

(a) Election of directors: A total of 70,442,483 shares voted in favor of each director nominee and a total of 8,900 shares voted against each director.

(b) Appointment of accountants: A total of 70,430,476 shares voted in favor of this action, a total of 8,225 voted against, and a total of 12,882 abstained from voting.

(c) Increase in authorized shares: A total of 70,321,493 voted in favor of this action, a total of 101,908 shares voted against, and a total of 27,382 abstained from voting.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock is currently traded in the Over-the-Counter Bulletin Board, under the symbol "ECNC". On March 13, 2000, the SEC ordered a ten trading day suspension in the trading of the Registrant's common stock on the Over the Counter Bulletin Board. This trading suspension was taken in connection with an investigation of the Registrant by the SEC. The Registrant's common stock resumed trading on March 27, 2000; however, from that date through October 31, 2000, the Registrant's common stock traded on the Pink Sheets LLC (symbol "ECNC") since the Registrant's common stock was delisted on that date from this exchange due to the trading suspension.

In August, 2000, a market maker, on behalf of the Registrant, filed with the NASD Stock Market, Inc. an application for the Registrant's common stock to be relisted on the Over the Counter Bulletin Board. Together with that application was a packet of information required by Rule 15c2-11 promulgated under the Securities and Exchange Act of 1934. That rule specifies that certain information and documents must be in the records of a broker or dealer before such person may publish any quotation for the Registrant's common stock. The packet sent to the NASD contains all such information and related documents.

Under NASD Rule 6530, an NASD member (i.e. the market maker) is permitted to quote a domestic equity security that is not listed on NASDAQ or a registered national securities exchange in the United States, by an issuer that is required to file reports (e.g. quarterly and annual reports on Forms 10Q-SB and 10K-SB, and periodic reports on Form 8-K) pursuant to Section 13 or 15(d) of the Act, and if the issuer is current in those reporting obligations (subject to a thirty calendar day grace period). The Registrant met these requirements, and, upon completion of the application with the NASD, the Registrant's common stock was accepted for quotation on the Over the Counter Bulletin Board; it commenced trading on that exchange on November 1, 2000.

The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  1.35      0.20
Quarter Ended September 30, 2000                 0.69      0.30
Quarter Ended June 30, 2000                      1.75      0.37
Quarter Ended March 31, 2000 *                  16.50      0.49

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

Holders of Common Equity.

As of March 31, 2001, the Registrant had approximately 1,000 shareholders of record of its common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was originally organized. The Registrant did pay a 5% stock dividend on September 20, 1999 to shareholders of record as of close of business on September 14, 1999. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

(a) On January 10, 2000, the Registrant issued a total 666,667 shares of common stock to satisfy certain accounts payable to the Registrant in the amount of $550,000.

(b) On January 11, 2000, the Registrant issued 6,000,000 shares of common stock to Mr. Hughes in satisfaction of a bonus payable.

(c) On February 2, 2000, the Registrant issued a total of 1,100,000 shares of common stock for James Clinton or his nominees based on the stated reason that compliance with a 10% ownership provision contained in a 1997 license agreement was required. Shares issued under this provision of this license agreement were not issued for consideration. See "Certain Relationships and Related Transactions."

(d)  During the period of February 2, 2000 through December 28,
2000, the Registrant issued a total of 19,509,719 shares of common stock to 43 individuals and firms in exchange for consulting and other services performed for the Registrant

(e) During February 2000, the Registrant issued a total 570,000 shares of common stock in connection with employee compensation.

(f) Between February 2, 2000 and October 3, 2000, the Registrant sold a total of 3,335,762 shares of common stock to 129 individuals at a price of $0.40 per share, for an aggregate consideration of $1,330,969; 472,500 of these shares had warrants attached to them, exercisable at $1.00 per share for the period of January 1, 2001 through June 30, 2002. In connection with these sales, 2,500,000 shares of common stock were issued on April 4, 2000 to two individuals for finder's fees (included within the total issuances under paragraph (d)).

(g) On March 22, 2000, the Registrant issued 6,000,000 of its common stock for the acquisition of PowerClick, Inc., valued at $975,000 (2,000,000 additional free trading shares were issued in connection with this acquisition, for a total value of this acquisition of $1,300,000).

(h) During the first quarter of 2000, the Registrant issued warrants covering a total of 13,430,060 shares of common stock to 12 individuals under various warrant agreements for consulting services to the Registrant, exercisable at $1.00 per share from June 30, 2000 through June 30, 2002.

(i)  On April 4, 2000, the Registrant issued a warrant covering
300,000 shares of common stock in connection with a consulting agreement entered into on that date by the Registrant, exercisable at $1.00 per share from January 1, 2001 through June
30, 2002.

(j) On May 24, 2000, the Registrant issued two warrants covering a total of 500,000 shares of common stock, exercisable at $0.50 through May 24, 2005 under a warrant agreement with GunnAllen Financial, Inc. in connection with this firm's services in assisting the Registrant to become relisted on the Over the Counter Bulletin Board.

(k) On June 15, 2000, the Registrant sold 3,000,000 shares of common stock to an individual for $500,000 cash ($0.16 per share).

(l) On July 11, 2000, the Registrant issued two warrants to two individuals covering a total of 600,000 shares of common stock, exercisable at $1.00 per share for the period of January 1, 2001 through June 30, 2002, for consulting services rendered to the Registrant.

(m) On July 12, 2000, the Registrant granted to an individual an option to purchase 4,400,000 shares of common stock of the Registrant, exercisable upon issuance at $1.00 per share through July 12, 2002 (3,080,000 of the total was granted as payment of all accured interest under a $500,000 loan made by this individual to the Registrant; the remaining 1,320,000 were granted as compensation for consulting services rendered to the Registrant).

(n) On October 21, 2000, the Registrant issued a warrant covering the purchase of 4,000,000 shares of common stock to PowerClick, Inc., exercisable upon issuance at $1.00 per share through October 21, 2003 (issued in connection with the settlement of litigation between that firm and the Registrant, as disclosed in the Form 10-QSB filed on November 14, 2000).

(o) At various times in the fourth quarter of 2000, the Registrant issued warrants to Alpha Venture Capital, Inc. for the purchase common stock totaling 6,571,428 shares, as follows: (i) a warrant to purchase 2,000,000 shares of common stock, exercisable upon issuance in connection with the purchase agreement between the Registrant and this company, dated
December 8, 2000, at a price equal to the lesser of (a) 40% of the closing bid price of the stock on that date ($0.44), or (b) 40% of the average five day closing bid price as of the effective date of this registration statement; (ii) a warrant to purchase 1,000,000 shares of common stock on a pro rata basis in conjunction with draw downs under that agreement, exercisable at the close bid price at the date of each draw down; and (iii) a warrant to purchase 3,571,428 shares of common stock, exercisable at $0.08 per share as calculated under that addendum (dated October 23, 2000) to a previous stock purchase agreement between the parties, dated September 28, 1999.

(p) On November 7, 2000, the Registrant's board of directors approved an Amended and Restated Stock Incentive Plan (Amendment
No. 3) for the purpose of granting stock options and restricted stock awards to employees and non-employees of the Registrant. A total of 11,200,000 options issued in December 2000 under this plan.

(q) From August 2, 2000 through December 19, 2000, the Registrant issued a total of 3,259,454 shares to 40 individuals and companies as payment of interest under various short-term loans made to the Registrant. The Registrant intends to review the amount of shares paid under each promissory note to insure that applicable state usury laws were complied with.

(r) During fiscal 2000, the Registrant issued a total of 2,093,565 shares of common stock upon the exercise of warrants at $0.40 per share for a total consideration of approximately
$835,000 (approximately $771,000 [1,993,488] of which consisted of services rendered to the Registrant).

Except as noted in paragraph (g) above, no commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made to the following class of persons: sophisticated investors; that is, investor either alone or with their purchaser representative(s) have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchasers comes within this description.

Use of Proceeds.

On August 20, 1999, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 61,000,000 shares of common stock (aggregate offering price of $11,590,000 under Rule 457(c)). This offering was used primarily for consulting services and acquisitions by the Registrant, and commenced on the effective date of this registration statement (September 7, 1999). However, shares of common stock under this offering were also used for the sale of shares under a common stock purchase agreement with Alpha Venture Capital, Inc. (see "Certain Relationships and Related Transactions") (through a post-effective amendment to this Form SB-2 filed with the SEC on September 12, 2000 and effective on September 26, 2000 - File No. 333-79739).

The total amount of shares sold under this offering through February 12, 2001 is 61,000,000. Out of the amount sold, the Registrant issued the following:

(a) 22,183,381 shares in connection with various acquisitions and consulting services for the Registrant.

(b) 24,906,526 shares in connection with the common stock purchase agreement with Alpha Venture Capital, Inc. (to date, the Registrant has sold a total of $7,773,000 in shares under this agreement).

(c) 8,191,882 shares upon the exercise of warrants at $0.40 per share granted for consulting services for the Registrant, for a total consideration of $3,276,753 (of which $400,000 [1,000,000 shares] consisted of services rendered to the Registrant).

(d) 1,911,586 shares sold at a price of $0.30 per shares, for a total consideration to the Registrant of $573,475.80.

(e) 1,500,000 shares upon the exercise of warrants granted to Alpha Venture Capital, Inc. in connection with the common stock purchase agreement, for a total consideration of $120,000.

(f) 1,250,000 shares upon the exercise of a portion of the warrants granted to Alpha Venture Capital, Inc. in connection with the addendum to the common stock purchase agreement, for a total consideration of $100,000.

(g) 300,000 shares upon the exercise of warrants at prices ranging from $0.50 to $1.00 granted for consulting services to the Registrant, for a total consideration of $225,000.

(h) 756,625 shares for the repayment of loans made to the Registrant totaling $302,650.

The expenses involved with this offering to date have been approximately $733,000 (which includes an 8% commission payable on the sales made under the common stock purchase agreement [totals $617,920). The net cash proceeds from this offering (gross proceeds of $12,068,228 less offering expenses) of approximately $11,335,228 have been used for working capital for the Registrant.

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The Registrant has completed all development but has not fully implemented the eCashPad consumer and bank network support services. In anticipation of this implementation, the Registrant is currently offering the eCashPad for sale at $59.95. The Registrant initially ordered 1,200 eCashPads to be produced and which have been delivered to the Registrant to effect "Bank Eyes Only" transactions.

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

The Registrant is now developing an interface between the eCashPad and the host processor that will enable a quick and easy install by web merchants of the "Bank Eyes Only" solution. This install connects the home consumers eCashPad with the web merchant and enables the eCashPad to effect either credit card or ATM card with PIN or chip card payments.

The Registrant plans to publish the "Bank Eyes Only" web merchant install download documentation during the next quarter and is confident that based on present web merchant responses to adding on the alternative payment solution of "Bank Eyes Only", that substantial numbers of web merchants will be accessible to payment by an eCashPad.

The Registrant plans to distribute a substantial number of promotional eCashPads during the second, third and fourth quarters. The Registrant has reasonable expectations that the average eCashPad will transact 2 monthly transactions per 1,000 "Bank Eyes Only" web merchant base. Presently, the eCashPad effects credit card transactions only. By mid 2001, the Registrant is confident that ATM card with PIN regional pilots with the eCashPad will begin which will enable the Registrant to offer instant electronic cash payments by on debit POS to the web merchants.

The Registrant also has reason to believe that a substantial number of additional web merchants will become accessible to the service of ATM card with PIN immediate payments. Industries such as Mortgage, Insurance, Telecommunications, Collections, Charity, Entertainment, Finance and others will begin to place upward pressure on their client base to pay by ATM card with PIN entry cash transactions. This will add more "Bank Eyes Only" accessible web merchants and will increase the monthly usage of the eCashPad.

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

Using a revenue sharing plan from the flat fee, the Registrant will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the vendors to their consumer base. The Registrant is projecting an average transaction revenue of 50 cents per usage which is charged to the web merchant.

The Registrant has entered into an agreement with National Data
Funding Corporation in April 2000 to provide eCashPad distribution, encryption, and maintenance, and to collect merchant fees generated by eCashPad usage. National Data Funding
Corporation will have the responsibility for collecting these fees by debiting the merchant's checking account.

The Registrant is presently selling the eCashPad for $59.95 and expects to substantially lower the price by the third quarter. The Registrant estimates a web merchant base of 10,000 merchants to be developed over the next three quarters with a minimum universe of 50,000 eCashPads generating 20 monthly transactions per month.

The Registrant also plans to activate the EzyShop service in the third quarter in which the eCashPad will be placed in public walk in locations such as national chains of high traffic coffee shops. Working with a strategic partner who will provide the monitor and PC to enable Internet access, the Registrant is confident that consumers will use the eCashPad to shop at "Bank Eyes Only" web merchant sites.

It is the plan of the Registrant to establish a full service host center by the third quarter that certifies and processes other types of competitive hardware. The Registrant will generate fees from these hardware vendors to process incoming transactions, and the Registrant will generate fees from web merchants when the eCashPad is used by a consumer to effect a "Bank Eyes Only" transaction.

Additionally, the Registrant will generate additional revenues with the full service host processing local ATM machines, behind the counter terminals and other conventional services that are not eCashPad originated.

Outside of the United States, the Registrant intends to develop full service host centers and business model that emulates the United States business model. The Registrant has established the first full service capable host center, eConnect Caribbean, in the Dominican Republic.

eConnect Caribbean has contracted with Banco Nacional de Credito to launch the usage of the eCashPad in the Dominican Republic.
eCashPad orders from Banco Nacional de Credito are projected at 30,000 units over the next quarter.

It is the intention of the Registrant to establish the following full service Registrant host centers, eConnect Ireland, eConnect China, eConnect Australia, eConnect Mexico and eConnect Brazil. Using the Internet as the medium, these full service centers will enable consumers using an eCashPad to effect country to country "Bank Eyes Only" transactions. The Registrant envisions the usage of the eCashPad to effect Internet cash wagers by either ATM card with PIN or by chip card payments.

Global Internet Cash Games will be a service of the Registrant which will provide support services for Internet companies offering games of skill and games of chance whereby players are using their eCashPad with ATM card and PIN entry to effect on line cash transactions. One projected gaming service will be the the "International", which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and China, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

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

The Registrant expects 80% control of Powerclick by the end of May 2001. Powerclick, a business unit of eConnect, expects to generate revenues from the business model of Lotto.Powerclick.com and has over 150,000 registered members that eConnect can contact for both eCashPad sales and web merchant installs.

Revenues are generated from advertising and sponsorship.
Additional revenues will be generated from incoming new games whereby the consumer plays for gifts and prizes and pays to enter select gaming areas. These 2001 revenues are expected to be reported in the next 10-QSB filing of the Registrant.

Artaste.com, a second business unit of the Registrant, has taken the first quarter to develop the site and in the second quarter will begin to offer special one day auctions with respected artists selling their works. In the Gallery, juried exhibitions of nationally recognized artists who bring their own following will begin. Special exhibits from collectors will also be presented. This is expected to begin in the second quarter of 2001.

To this date, artaste.com has served as a vehicle to offer the eCashPad for sale and to generate a growing list of registered members that can be contacted for both eCashPad sales and the install of "Bank Eyes Only" at their web site.

It is the plan of the Registrant to use 10% discounts for purchases from artaste.com as an incentive for consumers to buy an eCashPad. The Registrant is confident that revenues will be steadily generated by artaste.com in second quarter.

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a)  Development Stage of Products.

The Registrant is currently selling the eCashPad, but has received limited revenues from operations. The Registrant's PocketPay will require significant additional investment in research and development and will require substantial additional resources. The eCashPad has met all necessary regulatory approvals (Federal Communicatons Commission and Underwriters Laboratories) and is now ready for mass market consumer sales. The Registrant is confident that, based on the approvals of the eCashPad, that the new product line such as the PocketPay will also meet similar approvals for market usage.

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

(b)  No Positive Revenues, History of Operating Loss and
Accumulated Deficit.

The Registrant has had no positive revenue to date.
Although the Registrant has been involved with e-commerce since 1999, it has been primarily engaged in research and development. The Registrant has incurred significant losses from operations:
Net loss from operations of $19,068,529 for the fiscal year ended December 31, 1999 and $107,809,363 for the fiscal year ended December 31, 2000. At December 31, 2000, the Registrant had an accumulated deficit of $145,126,417 (the majority of which resulted from stock issued for services). The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully complete development and testing of, obtain regulatory approvals for, and market or license its primary products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

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

(c)  Additional Financing Will Be Required.

The Registrant will be required to raise significant equity capital to fund its plan of operation; this is estimated to be $20,000,000 over the next 12 months. Currently, the Registrant is meeting its funding requirements through financing provided by Alpha Venture Capital, Inc. through a common stock purchase agreement between the Registrant and this firm, dated December 8, 2000, in the commitment amount of $15,000,000. In addition, the Registrant has been meeting its funding requirements through financing provided by Alliance Equities under a $7,000,000 line of credit. However, there is no guarantee that these funding sources will continue to be available in the future.

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

(d)  Risks Associated with eCashPad Production.

The agreement under which the eCashPad was originally manufactured for the Registrant only calls for an initial production run of 5,000 units, at a total cost of $80,000. The Registrant has since concluded and paid for an order for 100,000 eCashPads from Asia Pacific Micro, Inc. at a favorable cost per unit. Initial eCashPads are being delivered to the Registrant on an as needed basis.

This agreement offers the Registrant substantial savings by contracting with an Asian country for manufacturing. Currently, the manufacturer is stable but there is no guarantee that the manufacturer may not be impacted by future changes in government policies. The Registrant is presently seeking additional suppliers.

(e)  Risks in Connection with Approval of Regional ATM Networks.

Within the United States market, the Registrant is closely working with National Data Funding Corporation to secure the go ahead for regional ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only" Internet payment. Such network currently permit the usage of credit cards on their systems. Thus, a substantial part of the Registrant's strategy is based on ATM card with PIN entry Internet payments, and the Registrant may not receive bank approvals from the regional ATM card networks in the United States for such transactions. In such case, this payment system could not be used in the United States, which could substantially affect the prospects of the Registrant in this country. Even though this type of payment system has already been approved in the Dominican Republic and Ireland, and may be approved elsewhere outside the United States, the Registrant would expect that a substantial portion of its projected revenues would come form United States based transactions. The Registrant has received verbal approval to begin an eCashPad ATM card with PIN pilot in the second quarter over a small ATM card network.

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

(n)  Control of Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 8% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it may be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(o) Limitations on Liability, and Indemnification, of Directors and Officers.

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

(p)  Potential Conflicts of Interest Involving Management.

Some of the officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant any proposed investments for its evaluation.

(q)  Non-Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(r)  Absence of Cash Dividends

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

(s)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

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

(t)  Effects of Failure to Maintain Market Makers.

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

(u)  Shares Eligible For Future Sale

All of the approximate 17,500,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(v)  Potential Status as a Pseudo California Corporation.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the fiscal year ended
December 31, 2000 and the fiscal year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors, executive officers, and key employee of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are legal proceedings involving two of the directors of the Registrant.

(a)  Thomas S. Hughes, Chief Executive Officer/Director.

Mr. Hughes, Age 52, has been President and a Director of the Registrant since March 1997. From 1993 to the present, he has also served as the President of Electronic Transactions &
Technologies, a privately held Nevada corporation which developed terminals for wireless home and internet applications.

(b)  Jack M. Hall, Secretary/Director.

Mr. Hall, age 72, is currently President of Hall Developments, a real estate development company he founded in 1991, which employs a staff of 10 people. Mr. Hall spends approximately 20 hours per week searching out strategic alliances for the Registrant. Mr. Hall joined the Registrant as Secretary and a Director in March 1997.

(c)  Laurence B. Donoghue, Director.

Mr. Donoghue, age 55, is an attorney as well as a computer professional. He was awarded a Juris Doctor degree at George Washington University in Washington, D.C. in 1971. In December 1997, Mr. Donoghue founded and incorporated an Internet marketing consulting business call Adweb Communications. In July 1998, Mr. Donoghue also opened his own practice of law, founding the Law Offices Of Laurence B. Donoghue. Mr. Donoghue continues to operate both enterprises. From 1975 to 1998, Mr. Donoghue built a successful prosecuting career in the Los Angeles County District Attorney's Office as a Deputy District Attorney. From 1980 to 1998, Mr. Donoghue worked as an Adjunct Professor at Law at Trinity University School of Law.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware that the Registrant is aware that Mr. Hughes and Mr. Hall failed to report certain stock issuances to them between January 2000 and June 2000; they also failed to file a Form 5 for the year ended December 31, 1999. In addition, Mr. Donoghue failed to file a Form 3 upon becoming a director of the Registrant in May 2000. The appropriate Form 3, Form 4, and Form 5 have prepared and forwarded to the SEC for filing. The Registrant is unaware of any other filings that have not been timely made.

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
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

Thomas S.   2000 $255,968     0       0    4,800,000  600,000   0       0
Hughes,     1999  $79,215     0       0       0       0         0       0
Chief       1998        0     0       0       0       0         0       0
Executive
Off.

Jack M.Hall 2000        0     0     57,500    56,000  400,000   0       0
Secretary   1999        0     0     21,500     0      0         0
            1998        0     0       0        0      0         0       0

Lawrence B. 2000        0     0       0      101,900  400,000   0       0
Donoghue
Director(1)

(1)  Mr. Donoghue became a director of the Registrant on  May 23, 2000.

Individual Option/SAR Grants In Fiscal Year Ended December 31, 2000.

Name            Number of     Percent of     Exercise or     Expiration
                Securities    options/SARS   base price          date
                Underlying    granted to     ($/Sh)
                Options/SARs  employees in
                Granted (#)   fiscal year (1)

Thomas S.
Hughes, Chief
Executive Off.   600,000          5.04%       25% 0f market  December 8
                                              Price on date      2010
                                              Of exercise

Jack M. Hall,    400,000          3.36%       25% of market  December 8
Secretary                                     Price on date       2010
                                              Of exercise


Lawrence B.     400,000          3.36%       25% of market  December 8
Donoghue,                                    Price on date       2010
Director                                     Of exercise

(1) On November 7, 2000, the Registrant's board of directors approved an Amended and Restated Stock Incentive Plan (Amendment No. 3) for the purpose of granting stock options and restricted stock awards to employees and non-employees of the Registrant. A total of 11,900,000 options were granted in December 2000 under this plan, including those to officers and directors.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values.

                                              Number of       Value of
Name          Shares          Value           securities      unexercised
              Acquired        realized        underlying      in-the-money
              On exercise       ($)           unexercised     options/SARs
                 (#)                          options/SARS    at FY-end ($)
                                              at FY-end (#)   exercisable/
                                              exercisable/    unexercisable
                                              unexercisable       (1)
 (a)             (b)            (c)                (d)            (e)

Thomas S.         -              -            150,000              -
Hughes, CEO                                   exercisable
Director                                      450,000
                                              unexercisable

Jack. M. Hall,    -              -            100,000              -
Secretary         -              -            exercisable
Director                                      300,000
                                              unexercisable

Lawrence B.       -              -            100,000              -
Donoghue,                                     exercisable
Director                                      300,000
                                              unexercisable

(1) As of fiscal year end (December 31, 2000), none of the unexercised options were in-the-money.

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to directors and officers of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. Other than under the Amended and Restated Stock Incentive Plan (Amendment No. 3) as discussed above, there is no remuneration proposed to be paid in the future directly or indirectly by the Registrant to any officer or director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2001 (256,566,707 issued and outstanding (1)) by
(i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors, executive officers, and key employees of the Registrant, individually and as a group:

Title of       Name and Address               Amount and       Percent of
Class          of Beneficial Owner(2)         Nature of          Class
                                              Beneficial
                                              Owner (3)

Common         Richard Epstein                  33,173,539(4)     12.93%
Stock          12147 Northwest 9th Drive
               Coral Springs, FL 33071

Common         Alpha Venture Capital, Inc.      17,328,692(5)      6.75%
Stock          P.O. Box 11
               AvaruaRarotonga, Cook Islands

Common         Thomas S. Hughes                  8,700,000(6)      3.39%
Stock          2500 Via Cabrillo Marina
               Suite 112
               San Pedro, CA 90731

Common         Hughes Net Income Charitable      8,522,500(7)      3.32%
Stock          Remainder Unitrust,
               c/o Anthony J. Bayne, Esq.
               2500 Via Cabrillo Marina
               Suite 300
               San Pedro, CA 90731

Common         Jack M. Hall                       200,000(8)      0.08%
Stock          2500 Via Cabrillo Marina
               Suite 112
               San Pedro, CA 90731

Common         Laurence B. Donoghue              110,000(9)       0.04%
Stock          2500 Via Cabrillo Marina
               Suite 300
               San Pedro, CA 90731

Common         Shares of all directors,        17,532,500         6.83%
Stock          executive officers,
               and key employees
               as a group (3 persons)

(1) In connection with a Regulation D Common Stock Private Equity Line Subscription Agreement with Alpha Venture Capital, Inc., dated September 28, 1999, 6,600,882 of the shares sold under this agreement are being held by Alpha for future advances on the Subscription Agreement. Accordingly, the 6,600,882 shares of the Registrant's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Registrant's common stock at March 31, 2001.

(2) Except as noted in footnote 4 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(3) Other than as set forth below, none of these security holders has the right to acquire any amount of common stock within 60 days from options, warrants, rights, conversion privilege, or similar obligations.

(4) This represents the combined holdings of Alliance Equities and Richard Epstein, who controls this firm. The amount owned includes the following: (a) a warrant for the purchase of 1,400,000 shares of common stock, exercisable at $1.00 per share from June 30, 2000 through June 30, 2002; and (b) a debenture (dated March 22, 2001) in the principal amount of $1,653,000, which represent 9,723,529 shares (convertible at any time from issuance until April 5, 2002 into shares of common stock at $0.17 per share). As additional 8,800,000 warrants granted to Mr. Epstein on August 22, 2000 have not been included since they have not yet been issued.

(5) This firm is controlled by Barry Herman, who is the director and authorized signatory for Alpha Venture Capital, Inc. The shares of Alpha Venture Capital, Inc. are held in trust on behalf of undisclosed investors; these investors are only passively involved in the firm. The amount beneficially owned consists of 12,307,692 shares actually issued for cash under a common stock purchase agreement purchased from the Registrant under a common stock purchase agreement at a price equal to price equal to 82% of the average closing bid price for the five business days immediately following a put notice to the Registrant, and warrants for the purchase common stock totaling 6,571,428 shares, as follows: (i) a warrant to purchase 2,000,000 shares of the Registrant's common stock, exercisable upon issuance in connection with the purchase agreement at a price equal to the lesser of (a) 40% of the closing bid price of the stock on December 8, 2000 ($0.44), or (b) 40% of the average five day closing bid price as of the effective date of this registration statement; (ii) a warrant to purchase 1,000,000 shares of common stock on a pro rata basis in conjunction with draw downs, exercisable at the close bid price at the date of each draw down; and (iii) a remainder of 2,021,000 shares out of a warrant to purchase 3,571,428 shares of common stock, exercisable at $0.08 per share as calculated under an addendum (dated October 23, 2000) to a previous common stock purchase agreement between the parties, dated September 28, 1999.

(6)  8,400,000 of this amount is owned by Electronic Transactions
& Technologies. This ownership is attributed to Mr. Hughes by virtue of his 70% ownership of this Registrant. In addition, 150,000 of this amount is represented by options issued in December 2000 under the Registrant's stock incentive plan which are exercisable within 60 days (the total options granted was 600,000). These options are exercisable at $0.40 per share for those exercised on or before December 31, 2000; thereafter the exercise price is 25% of the fair market value of the shares on the date of the exercise. A maximum of 25% of the total options may be exercised in any one calendar year.

(7) The creator of this trust is Thomas S. Hughes. Thomas S. Hughes is the trustee of the trust; Lawrence B. Donoghue, Esq. is the special trustee, and as such has the voting power and power over the disposition of the Registrant's shares under this trust. In addition, Mr. Hughes is the lifetime net income beneficiary of this trust, and the remainder beneficiary is Philosopher Kings and Queens, a California nonprofit public benefit corporation (according to information provided by Mr. Hughes). According to information provided by Mr. Hughes, this trust is irrevocable.

(8) 100,000 of this amount is represented by options issued in December 2000 under the Registrant's stock incentive plan which are exercisable within 60 days (the total options granted was 400,000). These options are exercisable at $0.40 per share for those exercised on or before December 31, 2000; thereafter the exercise price is 25% of the fair market value of the shares on the date of the exercise. A maximum of 25% of the total options may be exercised in any one calendar year.

(9) 100,000 of this amount is represented by options issued in December 2000 under the Registrant's stock incentive plan which are exercisable within 60 days (the total options granted was 400,000). These options are exercisable at $0.40 per share for those exercised on or before December 31, 2000; thereafter the exercise price is 25% of the fair market value of the shares on the date of the exercise. A maximum of 25% of the total options may be exercised in any one calendar year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two fiscal years, certain transactions which occurred between the Registrant and its officers, directors and five percent or greater shareholders are set forth below. With respect to each such transaction, the Registrant believes that the terms of each transaction were approximately as favorable to the Registrant as could have been obtained from an unrelated third party:

(a) On February 18, 1997, Leggoons, Inc. entered into an agreement to license assets from Home Point of Sales, Inc. (now known as Electronic Transactions & Technologies). ET&T ("ET&T) is a privately held corporation 70% owned by Mr. Hughes, President of the Registrant, which is focused on the emergence of the personal encrypted remote financial electronic card transactions industry (although this agreement was entered into prior to Mr. Hughes becoming affiliated with the Registrant, it is included here since certain of the conditions under that agreement have not been completely fulfilled, as discussed below). This technology will provide consumers with the option to instantly pay bills or impulse purchase from home with real time cash transactions with the usage of simple equipment such as the eCashPad.

The assets included under this license agreement are the following:

The name "Betting, Inc.", as trademarked by ET&T

The Wagering Gate (receive incoming data transfer commands from the host center and other competitive host centers who have received ATM and SMART card wagering payment from off site home or office locations and then who command the Wagering GATE to alert the recipient gaming companies that they have been paid and to respond back with an acknowledgement of such payment; and, the general promotion and education of home ATM and SMART card wagering over the Internet through the ET&T secure computer keyboard or over the telephone through the ET&T stand alone Infinity unit)

The specific application of wagering with an ATM card or SMART card with the secure computer keyboard (any other uses of the Secure Computer Keyboard, such as Bill Pay or Impulse Purchase that are not wagering transactions, are not included)

The ET&T developed merchant response software for the specific application only of transacting off site ATM and Smart card wagering through the Wagering Gate

ET&T's interest in the use of and revenue from the personal encrypted remote financial electronic card transaction relating to the wagering business.

Under terms of this license agreement, the Registrant is to issue 2,900,000 shares of restricted common stock to as the total consideration in exchange for licensing home ATM card and SMART card wagering technology developed by ET&T. Of this amount, 2,755,000 shares were placed in escrow subject to cancellation on February 10, 1998, in the event the bid price of the common stock of the Registrant is not at least $3.00 per share for any twenty consecutive day period as reported on the NASD's Electronic Bulletin Board or NASDAQ's Small Cap Market from the date of the agreement through February 10, 1998.

As of the date of this prospectus, the terms of the license agreement have not been met by the Registrant. However, under an amendment dated September 1, 1999 the cancellation date of the shares, as set forth above, has been extended to September 1, 2001, subject to certain conditions specified in the amendment.

The license agreement also provides that in the event that the bid price for the common stock of the Registrant is more than $3.00 per share for any twenty consecutive day period, then ET&T shall have the option to purchase up to 13,822,000 additional shares of the Registrant common stock at an exercise price of $.30 per share. To date, the conditions of this provision have not been met.

Under the terms of this license agreement, it was the intention of the parties hereto that if and when any additional shares of the common stock of Leggoons (now the Registrant) are issued to the public or any employees, ownership interest in the Registrant shall be and remain no less than 60% and that ownership interest of the current shareholders of Leggoons (James Clinton) shall, at that time, be no less than 10%. ET&T has never sought to enforce this provision in this license agreement. However, between June 9, 1999 and February 2, 2000, the Registrant has issued a total of 2,950,000 shares to James Clinton or his nominees based on the stated reason that compliance with said 10% provision in such license agreement was required. Shares issued under said provision of this license agreement were not issued for consideration and therefore may not have been properly issued in compliance with Missouri Revised Statutes 351.160 (which governed the Registrant prior to its redomicile to the State of Nevada on June 1, 1999) and Nevada Revised Statutes 78.211.

(b) On April 28, 1997, the Registrant entered into a host processing agreement with ET&T for the purpose of having this firm act as the bank host processing for all Registrant transactions that are sent by terminals that read credit cards or ATM cards. ET&T is to charge the Registrant a fee of $0.25 per transaction or 2.5% of the wager being sent by the Registrant to gaming operators. These transactions are to originate from globally placed Registrant equipment and/or Registrant licensed operators.

(c) On March 27, 1998, the Registrant entered into a license agreement with ET&T for the purpose of licensing additional technology for processing electronic banking transactions. This agreement states that ET&T licenses the following products to the Registrant for the exclusive global usage of wagering by PERFECT originated ATM cards, credit cards, and smart cards:

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

Each ET&T product is exclusively licensed to the Registrant on a global basis for the application of PERFECT wagering at a licensing fee of $2,000,000 each. The duration of the exclusive license is 20 years. The licensing fee is to be paid by the Registrant at the rate of $30,000 per month; however, under the terms of this license agreement, this fee is not due and payable until the technology for a particular product covered by the license has been perfected and is ready for public use. As of the date of this prospectus, only the PayMaster has been perfected. This liability was satisfied in full in June 1999 through the issuance of common stock (as reflected in the Form 10-QSB for the quarter ended June 30, 1999). None of the other products covered by the license agreement had been perfected, and, therefore, no licensing fee is required to be paid at this time (when this does occur, a statement to that effect will be placed in a future report filed by the Registrant).

(d) The Registrant, ET&T and Mr. Hughes entered into a promissory note, dated December 1, 1999, to reflect the principal sum of $2,836,411 owed by the latter two to the Registrant for various sums paid by the Registrant to ET&T. As of December 31, 2000, this amount had increased to a total of $4,835,718 due to the following:

Interest on the principal amount of $193,886;

Additional stock issued to ET&T by the Registrant in the amount of 3,000,000 shares ($843,900); and

A loan in the amount of $961,521 made by the Registrant to ET&T.

The total amount due has been fully reserved as an allowance for doubtful accounts and expensed as bad debt. This amount relates to a combination of approximately 21% cash and 79% common stock issuance to Thomas S. Hughes and ET&T during fiscal year 1999 and 2000.
(e) On August 22, 2000, the Registrant granted to Richard Epstein in repayment of previous sums loaned to the Registrant in 2000 (totaling $1,336,366), as follows: (1) a warrant covering the purchase of 3,000,000 shares of common stock, exercisable at $0.25 from September 30, 2000 through September 30, 2003; (2) a warrant covering the purchase of 2,400,000 shares of common stock, exercisable at $0.40 per share from September 30, 2000 through September 30, 2003; and (3) a warrant covering the purchase of 2,000,000 shares of common stock, exercisable at 50% below the closing bid price on the date of exercise from August 22, 2000 through December 31, 2001. To date, none of these warrants have been issued.

In addition to these warrants and in payment of said sum and a further amount of $316,634 loaned to the Registrant in the first quarter of 2001, in March 2001 the Registrant issued a debenture in the principal amount of $1,653,000 (convertible at any time from issuance until April 5, 2002 into shares of common stock at $0.17 per share).

(f)  In January of 2000, the Registrant entered into a Consulting
Services Agreement with Mr. Epstein. Mr. Epstein has agreed to assist the Registrant in developing a market for the usage of the eCash Pad for a period of three years in exchange for 15,000,000 shares of the Registrant's common stock. The amount recorded as consulting expense totaled $983,475 for the year ended December
31, 2000.  In January 2001, the Registrant issued Mr. Epstein
15,000,000 shares of its common stock in satisfaction of this agreement.

(g) In February 2000, the Registrant entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to provide consulting services related to future mergers and acquisitions in behalf of the Registrant for a period of 2 years in exchange for 300,000 shares of the Registrant's common stock monthly. The Registrant recorded consulting expenses of $3,996,630 for the year ended December 31, 2000. During fiscal year 2000, the Registrant issued a total of 1,050,000 shares of its common stock in advance of such services having been rendered. Accordingly, the Registrant has recorded a prepaid consulting services of $1,271,655 related to such advance issuances.

(h) During 1999 and 2000, the Registrant entered into several other consulting agreements with Mr. Epstein or Alliance
Equities, Inc., a company controlled by him. Mr. Epstein and Alliance Equities were paid a total of 8,914,000 shares of common stock under these agreements during 2000.

(i)  In September 1999, the Registrant entered into a Regulation
D Common Stock Private Equity Line Subscription Agreement
("Subscription Agreement") with Alpha Venture Capital, Inc.
("Alpha"). The Subscription Agreement entitles the Registrant to draw funds up to $5,000,000 from issuance of its common stock for an amount equal to 80% of the market value at the time of each draw request, expiring September 2000, subject to certain terms and conditions. The Subscription Agreement required the Registrant to deliver an aggregate of 1,000,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this agreement as a commitment fee. Furthermore, the Registrant is required to deliver to Alpha up to a maximum of 500,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request.

In October 2000, the Registrant was granted a one year extension on its Subscription Agreement with one automatic six month extension and an overall increase in funds it may draw by an additional $5,000,000. Pursuant to the October 2000 extension, the Registrant is required to deliver an aggregate of 2,000,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this extension. Furthermore, the Registrant is required to deliver to Alpha up to a maximum of 1,571,428 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The Registrant is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw. As of December 31, 2000, the Registrant has drawn $7,773,000 of the available $10,000,000. During fiscal year 2000, Alpha exercised approximately 3,050,000 warrants of the total 5,071,000 granted related to the Subscription Agreement.

(j) In December 2000, the Registrant entered into an additional Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement No. 2") with Alpha. The Subscription Agreement No. 2 entitles the Registrant to draw funds up to $15,000,000 from issuance of its common stock for an amount equal to 82% of the market value for the five business days immediately following the draw request date, expiring December 2001 with one automatic twelve month extension if at least 20% of the subscription amount is drawn during the first six months as of the agreement date, subject to certain terms and conditions. The Subscription Agreement No. 2 requires the Registrant to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Subscription Agreement No. 2. The Subscription Agreement No. 2 also requires the Registrant to deliver an aggregate of 2,000,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of 40% of the closing bid price of the Registrant's common stock at the agreement date or 40% of the average five day closing bid price as of the date of the effectiveness the Registration Statement. Furthermore, the Registrant is required to deliver to Alpha up to a maximum of 1,000,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The Registrant is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw. As of December 31, 2000, the Registrant has not drawn upon the Subscription Agreement No. 2. Furthermore, no warrants were exercised of the total 3,000,000 warrants granted related to the Subscription Agreement No. 2.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.                                Page

Report of Independent Certified Public Accountants              52

Consolidated Balance Sheet as of
December 31, 2000                                               55

Consolidated Statements of Operations for the year
ended December 31, 2000 and the year ended
December 31, 1999                                               57

Consolidated Statement of Stockholders' Deficit for
the year ended December 31, 2000 and the year
ended December 31, 1999                                         58

Consolidated Statements of Cash Flows for the year
ended December 31, 2000 and the year
ended December 31, 1999                                         62

Notes to Consolidated Financial Statements                      65

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eConnect



Dated: April 24, 2001                      By: /s/ Thomas S, Hughes
                                           Thomas S. Hughes, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                            Date

/s/ Thomas S. Hughes    President/Chief Executive            April 24, 2001
Thomas S. Hughes        Officer/ Director

/s/ Jack M. Hall        Secretary/Director                   April 24, 2001
Jack M. Hall

/s/ Laurence Donoghue   Director                             April 24, 2001
Laurence Donoghue

/s/  Mary Lou Garcia    Accounting Manger (principal         April 24, 2001
Mary Lou Garcia         financial and accounting officer)


                     L.L. BRADFORD & COMPANY, LLC
             Certified Public Accountants & Consultants

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders eConnect
San Pedro, California

We have audited the accompanying consolidated balance sheet of eConnect as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Top Sports, S.A. and eConnect Caribbean, S.A. (subsidiaries of eConnect) as of December 31, 2000 and the financial statements of Top Sports, S.A. for the year ended December 31, 2000, and the financial statements of eConnect Caribbean, S.A. for the period from July 1, 2000 (Date of Inception) through December 31, 2000, were audited by other auditors whose reports dated March 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eConnect as of December 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered losses from operations, current liabilities exceed current assets and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 30, 2001
2901 El Camino Avenue, Suite 105, Las Vegas, Nevada 89102 (702) 735-5030 Facsimile (702) 735-4854

ORTEGA & ASOCIADOS
                    Auditores y Consultores

                  INDEPENDENT AUDITORS' REPORT

To the Board of Administration of
ECONNECT CARIBBEAN, S.A.:

We have audited the accompanying balance sheet of Econnect
Caribbean, S.A. a development stage enterprise (a corporation in the Dominican Republic partially owned by Econnect, Inc.) as of December 31, 2000, and the related statements of loss, shareholders' equity, and cash flows for period of six months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Econnect Carribean, S. A. as of December 31, 2000, and the results of its operations, accumulated deficit, shareholders' equity and cash flows for the period of six months ended, in conformity with generally accepted accounting principles in the United States.

The company is member of a Group of related companies that perform significant transactions among them. Due to these relations, it is possible that these transactions were not the same of those that could not result from the transaction performed among independent entities.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in
Note 7 and shown in the accompanying financial statements, the company has suffered losses from operations fundamentally originated in connection with its operations development process, also current liabilities exceeds current assets having a negative working capital of US$326,219, and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

/s/  Ortega & Asociados
Ortega & Asociados
March 16, 2001
Santo Domingo, Dominican Republic

Av. Jose Ortega y Gasset #46, Ensanche Naco, Apartado Postal
2289, Santo Domingo, Rep. Dom.

                       ORTEGA & ASOCIADOS
                    Auditores y Consultores

                   INDEPENDENT AUDITORS' REPORT

To the Board of Administration of
TOP SPORTS, S.A.:

We have audited the accompanying balance sheet of Top Sports, S.A. a development stage enterprise (a corporation in the Dominican Republic totally owned by Econnect, Inc.) as of December 31, 2000, and the related statements of loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Sports,
S. A. as of December 31, 2000, and the results of its operations, accumulated deficit, shareholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

The company is member of a Group of related companies that perform significant transactions among them. Due to these relations, it is possible that these transactions were not the same of those that could not result from the transaction performed among independent entities.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 and shown in the accompanying financial statements, the company has suffered losses from operations fundamentally originated in connection with its operations development process also current liabilities exceeds current assets having a negative working capital of US$581,019, and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 14. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

/s/  Ortega & Asociados
Ortega & Asociados
March 16, 2001
Santo Domingo, Dominican Republic

Av. Jose Ortega y Gasset #46, Ensanche Naco, Apartado Postal
2289, Santo Domingo, Rep. Dom.

                                  eCONNECT
                        CONSOLIDATED BALANCE SHEET
                           December 31, 2000

                                ASSETS

Current assets
Cash                                                   $    13,007
Accounts receivable                                         16,758
Total current assets                                        29,765

Fixed assets, net                                          443,735

Other assets
Investment in equity-method ivestee                         48,040
Intangible assets, net                                     392,457
Purchased software, net                                  1,513,101
Deposit                                                     38,820
Other assets                                               105,612

Total assets                                            $2,571,530

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                        $2,112,273
Accrued liabilities                                      3,033,373
Due to consultants                                       2,020,447
Due to related parties                                   7,043,409
Advance on equity funding line                             206,600
Note payable-current portion                             2,672,907

Total current liabilities                               17,089,008

Total liabilities                                       17,089,008

Commitments and contingencies                                    -

Stockholders' deficit
Common stock; $.001 par value; 300,000,000
shares authorized, 214,074,197 shares
Issued and outstanding                                     214,074
Additional paid-in capital                             131,758,828
Due from related party-secured by
Company's common stock                                           -
Common stock issued for prepaid consulting services     (1,271,655)
Minority interest in consolidated subsidiary               (92,308)
Accumulated deficit                                   (145,126,417)

Total stockholders' deficit                            (14,517,478)

Total liabilities and stockholders' deficit              2,571,530

See Accompanying Notes to Financial Statements

                               CONNECT
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31

                                                2000              1999

Revenue
Sports books loss                                  (655,584)                -
E-Commerce sales                                          -            41,785

Gross loss                                         (655,584)           41,785

Operating expenses
Stock based compensation                         83,441,832        10,886,992
Bad debt                                          4,952,537             8,000
Sports books                                          5,880                 -
Consulting                                        4,033,344         7,664,088
Public relations                                  1,198,411           189,180
Professional fees                                   743,207           159,085
Research and development                          4,620,491         3,490,411
Wages                                             1,963,574         5,026,165
Amortization and depreciation                     1,967,338           207,019
General and administrative                        4,227,165         2,324,581

Total operating expenses                        107,153,779        19,068,529

Net loss from operations                       (107,809,363)      (19,068,529)

Other income (expense)
Interest income                                       9,056           144,471
Interest expense                                 (1,263,012)                -
Loss investments                                 (4,527,546)       (4,391,120)
Legal settlement                                 (1,451,959)                -
Cancellation of common stock                        984,375                 -

Equity losses on investees                         (603,438)                -
Total other income (expense)                     (7,852,524)       (4,246,649)

Net loss before provision for
income taxes                                   (114,661,887)      (23,315,178)

Provision for income taxes                                -                 -

Net loss                                       (114,661,887)      (23,315,178)

Basic and diluted loss per common share               (0.66)            (0.63)

Basic and diluted weighted average
common shares outstanding                       174,371,038        36,868,312

See Accompanying Notes to Financial Statements

                               eCONNECT
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                   Common Stock           Common Stock
      Number           Add'l   Due     Issued Stock Min     Accum    Total
      Of               Paid    From    for    sub   ority   ulated   Stock
      Shares           in      Related consul scrip int     Deficit  holders
              Amount   capital Party   ting   tion  in              Deficit
                               Secured serv   pay   consol
                               By      ics    able  idated
                               Companys             subsi
                               Common               diaries
                               Stock

Bal
ance
Dec 31
1998

14,475,234 14,475 5,148,837      -     -     -       - (6,243,740)(1,080,428)

Stock
Holder
loan

 9,400,000  9,400 2,827,011 (2,980,882)-     -                  -   (144,471)

Stock
Sub
Scrip
tion
pay
able

         -      -         -          - - 81,546       -        -      81,546

Common
Shares
issued
for
services

40,710,349 40,711 10,846,281        -  -       -        -     -  10,886,992

Common
Shares
issued

for
stock
sub
scrip
tion
receiv
able

   716,966    717   219,459         -  -      -       -        -    220,176

Common
Shares
Issued
for
prin
cipal
pay
ments
on long-
term debt

 1,589,387  1,589   298,411         -  -      -       -        -    300,000

Common
Shares
issued
for
cash

16,428,136 16,428 2,804,209         -  -      -       -        -  2,820,637

Common
Shares
issued
for
acquisi
tion of
Isla
Escondida, S.A.

18,710,000 18,710 3,533,091         -  -      -       -        -  3,551,801

Common
Shares
issued
for
acquisi
tion
of
www.
theArtAuction.com

 2,165,000  2,165   961,804         -  -      -       -        -    963,969

Common
Shares
issued
for joint
venture

 1,650,000  1,650   323,700         -  -      -       -        -    325,350

Common
Shares
issued to
acquire 50%
ownership
in Top
Sports, S.A.

 1,000,000  1,000    72,100         -  -      -       -        -     73,100

Common
Shares
issued
for
stock
dividend

 3,756,101  3,756 1,052,460         -  -      -       - (1,056,216)       -

Net
loss

         -      -         -         -  -      -       - (23,273,393)(23,273,393)

Balance
December
31,
1999

110,601,173 110,601 28,087,363 (2,980,882) - 81,546   - (30,573,349) (5,274,721)

Capital
contribution
from minority
interest in
consolidated
subsidiary

         -      -         -         -  -      -  16,511        -     16,511

Stock
Holder
loan

         -      -         -(1,854,835)  -     -       -        - (1,854,835)

Stock
Subscrip
tion
payable

   495,000    495    81,051         -  -(81,546)      -        -          -

Common
Shares
issued
in
satis
faction
of
officer
bonus
payable

 6,000,000 6,000  4,794,000         -  -      -       -        -  4,800,000

Stock
Holder
loan
reserve
as
allowance
for
doubtful
accounts

         -      -         - 4,835,717  -      -       -        -  4,835,717

Common
Shares
issued
for cash
$0.40

 3,335,762  3,336 1,330,969         -  -      -       -        -  1,334,305

Common
Shares
issued
for cash
$0.16

 3,000,000  3,000   497,000         -  -      -       -        -    500,000

Common
Shares
issued
for
services

65,158,348 65,158 40,789,546        -  -      -       -        - 40,854,704

Common
Shares
issued
for
employee
based
compensation

   570,000    570 1,046,302         -  -      -       -        -  1,046,872

Common
Stock
issued
to satisfy
Company
Accounts
payable

   666,667    667   549,333         -  -      -       -        -    550,000

Stock
based
compen
sation
related
to options
and
warrants
granted

         -      - 40,366,861        -  -      -       -        - 40,366,861

Stock
Based
lawsuit
settlement
related to
warrants

         -      - 1,451,959         -  -      -       -        -  1,451,959

Common
Shares
issued for
service
related
to
exercise
of
warrants
with a
strike
price of
$0.40

 2,933,488  2,933 1,170,462         -  -      -       -        -  1,173,395

Prepaid
consulting
services
paid with
common shares

 1,050,000  1,050 1,270,605         - (1,271,655) -   -        -          -

Cancell
ation of
common shares
related
to the
fiscal year
1999
acquisi
tion of
Isla
Escondida, S.A.

(10,500,000) (10,500) (973,875)     -  -      -       -        -  (984,375)

Cancell
ation of
common
shares
related
to the
fiscal
year 1999
acquisi
tion of Top
Sports, S.A.

(1,000,000) (1,000) (72,100)        -  -      -       -        -   (73,100)

Common
Shares
Issued
for cash
related
to Alpha
Venture
Capital
net of
offering
costs of
$2,331,486

13,161,800 13,162 6,486,738         -  -      -       -        -  6,499,900

Common
Shares
Issued
for cash
related
To Alpha
Venture
Capital
Exercise
of
warrants
weighted
average
strike
price
of $0.20

 3,050,000 3,050    610,350         -  -      -       -        -    613,400

Common
Shares
Issued
for cash
related to
exercise
of warrants
with a
strike price
of $0.40

 7,351,959  7,352 2,933,432         -  -      -       -        -  2,940,784

Common
Shares
issued
for the
acquisi
tion
of
Powerclick
Inc.

 8,000,000  8,000 1,292,000         -  -      -       -        -  1,300,000

Common
Shares
Issued
to acquire
additional
50%
ownership
in Top
Sports, S.A.

   200,000    200    46,832         -  -      -       -        -     47,032

Net loss

     -      -         -         -  -      - (108,819) (114,553,068)(114,661,887)

Balance
December
31,
2000

214,074,197 214,074 131,758,828-(1,271,655) -(92,308) (145,126,417) (14,517,478)

See Accompanying Notes to Financial Statement

                             eCONNECT
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31

                                              2000               1999

Cash flows from operating activities:

Net loss                                      $ (114,661,887)    $(23,273,393)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation                      1,967,338          207,019
Stock based compensation                          83,441,832       10,886,992
Loss on investments                                4,527,546        4,391,120
Bad debt                                           4,952,537                -
Loan fee                                             253,501                -

Cancellation of common stock                        (984,375)               -
Legal settlement                                   1,451,959                -

Changes in operating assets and liabilities:
Change in due from related party                     133,180         (250,000)
Change in accounts receivable                        (16,758)               -
Change in stock subscription payable                 220,176                -
Change in deposits                                   (38,820)               -
Change in other assets                              (105,612)               -
Change in due from related party -
secured by Company's common stock                 (1,854,835)        (757,481)

Change in officer bonus payable                            -        4,800,000

Change in accounts payable                         1,740,453          (62,251)
Change in accrued liabilities                      2,942,694           45,111
Change in due to consultants                       2,020,447                -
Change in due to related parties                   3,106,403          613,010
Change in stockholder loan payable                         -          350,000

Net cash used by operating activities            (10,904,221)      (3,049,873)

Cash flows from investing activities:
Purchase of fixed assets                            (497,857)               -
Purchase of purchased software                    (2,168,892)               -
Cost of investments                               (1,000,000)         (35,000)

Net cash used by investing activities             (3,666,749)         (35,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable            2,606,305          500,000
Proceeds from advance on equity funding line         206,600                -
Principal payments on notes payable                 (260,000)        (200,000)
Proceeds from issuance of common stock            11,888,389        2,820,637
Proceeds from minority interest in
consolidated subsidiary                               16,511                -
Proceeds from issuance of stock
subscription payable                                       -           81,546
Net cash provided by financing activities         14,457,805        3,202,183

Net increase (decrease) in cash                     (113,165)         117,310

Cash, beginning of period                            126,172            8,862

Cash, end of period                                   13,007          126,172

Supplemental disclosure of cash flow:

Cash paid for interest                               121,493                -

Cash paid for taxes                                        -                -

Schedule of non-cash investing and
financing activities:
1,050,000 common shares issued for prepaid
consulting services                                1,271,655                -

1,000,000 common shares cancelled
during renegotiation of 99.94% of
Top Sports, S.A. recorded as portion of
due to related parties                               (73,100)               -

Remaining consideration for 99.94%
acquisition of Top Sports, S.A.
recorded as portion of due
to related parties                                 2,973,996                -

6,000,000 common shares issued for
officer bonus payable                              4,800,000                -

8,000,000 common shares issued related
to acquisition of Powerclick, Inc.                 1,300,000                -

666,667 common shares issued for
accounts payable                                     550,000                -

203,865 common shares issued for
stock subscription payable                            81,546                -

18,710,000 common shares issued for
the acquisition of Isla Escondida, S.A.                    -        3,551,801

 2,165,000 common shares issued for the
acquisition of www.theArtAuction.com                       -          963,969

1,650,000 common shares issued for
joint venture                                              -          325,350

1,000,000 common shares issued for the
acquisition of a 50% interest in Top Sports, S.A.          -           73,100

9,400,000 common shares issued in
exchange for due from related party -
secured by Company's common stock                          -        2,836,411

716,966 common shares issued in
exchange for stock subscription receivable                 -          220,176

3,756,101 common shares issued for a 5%
stock dividend                                             -        1,056,216

1,589,397 common shares issued for
principal payments on long-term debt                       -          300,000

Acquisition of investment in exchange
For due from related party - secured by
Company's common stock                                     -          706,810

See Accompanying Notes to Financial Statement

                              eCONNECT
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - eConnect (the "Company") currently has two divisions. The first division is focused on the development of the Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT") industry, which consists of the fully operational terminal, the eCash Pad, effecting Internet ATM card with PIN and credit card and smart card transactions, and generating a fee per transaction for the Company. The second division is the development of PERFECT gaming services for online gaming companies by the usage of either same as cash ATM card with PIN entry or smart card payments using the Internet as the medium. The Company's present gaming operations consists of walk in sports book locations in the Dominican Republic.

History - eConnect (formerly Betting, Inc.) was originally incorporated in the State of Missouri on September 1, 1981 under the name of Handy-Top, Inc. The Company underwent several name changes until May 1993, when it changed its name to Leggoons, Inc. and continued as a shell corporation with no business operations.

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

In May 1999, an Agreement and Plan of Merger was consummated between the Company and Betting, Inc., a non-operating privately held Nevada corporation ("Betting-Nevada") to effectuate re-domicile of the Company to the State of Nevada, whereby no shares were issued between companies. Under generally accepted accounting principles, the merger with Betting-Nevada is considered to be a reorganization in substance, rather than a business combination since Betting-Nevada had no assets, liabilities or operations, and the Company has since re-domiciled in the State of Nevada through Betting-Nevada. Accordingly, the accounting for the merger has been recorded at historical cost in a manner similar to a pooling of interests ("as-if pooling of interest accounting"), and no goodwill was recorded.

In June 1999, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to eConnect. In November 2000, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 300,000,000.

Business combinations and investments - The business combinations have been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting stock between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or losses are included in the consolidated statements of operations. The Company records its investments accounted for under the equity-method as "Investment in equity-method investee" on the consolidated balance sheet and its share of the investee's earnings or losses in "Earnings or loss on equity-method investees" on the consolidated statement of operations. The portion of the Company's investment in an investee that exceeds its claim of the net assets of the investee, if any, is treated as goodwill and amortized over a period of three years.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Definition of fiscal year - The Company's fiscal year end is December 31.

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

Goodwill and intangible assets - Goodwill represents the excess of an acquired business' purchase price over the fair value of its assets, resulting from business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life.

Goodwill and intangible assets (continued)

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

Fair value of financial instruments - The carrying amounts for the Company's cash, accounts receivable, due to/from related party, accounts payable, accrued interest, accrued liabilities, due to consultants, advance on equity funding line and notes payable approximate fair value due to the short-term maturity of these instruments.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

As of December 31, 2000, the Company has available net operating loss carryovers of approximately $34 million that will expire in various periods through 2020. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs of approximately $50,000 and $226,000 were incurred for the years ended December 31, 1999 and 2000, respectively.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

New accounting pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings of

New accounting pronouncements (continued)

the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000.

2.  FIXED ASSETS

Fixed assets consist of the following as of December 31, 2000:

Furniture and fixtures                 $   207,790
Computers, equipment and software          203,088
Leasehold equipment                         86,979
                                           497,857
Less: accumulated depreciation              54,122

Fixed assets, net                      $   443,735

3.  INVESTMENTS

Isla Escondida, S.A. - The Company initiated an acquisition of Isla Escondida, S.A. during 1999. This acquisition was recorded using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the financial results of the Company from the date of such transaction forward.

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

In August 1999, the Company completed its acquisition of Isla
Escondida, S.A. (hereafter "777WINS"), a Costa Rica Corporation with the ability to provide on-line gaming through its website portal www.777WINS.com. In connection with the acquisition, the Company issued 18,710,000 shares of the Company's common stock.
Substantially the entire purchase price, approximately
$3,552,000, was allocated to goodwill, which was being amortized on a straight-line basis over the estimated useful life of three years.

As of December 31, 1999, the Company evaluated the balance and useful life of goodwill related to 777WINS and determined that approximately $3,302,000 had no future benefit and, accordingly, recorded a loss on investment for the same amount. As of December 31, 2000, the Company reevaluated the balance and useful life of the remaining goodwill related to 777WINS and determined an impairment on such goodwill since the operations have not commenced nor does the Company anticipate it will ever commence. Accordingly, the Company recorded a loss for the remaining unamortized goodwill balance related to 777WINS approximating $139,000 since there is no future benefit.

During 2000, the Company cancelled 10,500,000 shares of the Company's common stock related to the fiscal year 1999 acquisition of 777WINS. The Company renegotiated the terms of the acquisition of 777WINS primarily due to lack of performance of 777WINS. The cancellation of common stock has been reflected as other income of $984,375, see Note 13 for additional discussion.

Top Sports, S.A. - In December 1999, the Company acquired 50% of the outstanding capital stock of Top Sports, S.A. ("Top Sports") in consideration of $35,000, 1,000,000 shares of the Company's common stock and 2,000,000 warrants to purchase common stock for $0.40 per share for a total value of $108,100, of which $85,319 was comprised of goodwill. During 2000, the Company renegotiated the terms of the acquisition agreement, whereby the Company agreed to issue an additional 1,000,000 shares valued at $235,160. As of December 31, 2000 200,000 of these additional shares have been issued. In April 2000, the Company acquired an additional 49.94% of Top Sports in consideration of 3,000,000 shares of the Company's common stock and 1,000,000 warrants to purchase common stock for $1.00 per share for a total value of $2,785,867, see Note 14. This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company's equity interest in Top Sports' loss for the period from January 1, 2000 through March 31, 2000 has been recorded as a loss on equity-method investees totaling $200,668. The results of operations from April 1, 2000 through December 31, 2000 for the acquired company has been included in the financial results of the Company.

During fiscal year 2000, the Company cancelled 1,000,000 shares of its common stock related to the fiscal year 1999 acquisition of Top Sports. The cancellation was a result of the renegotiated terms of the acquisition agreement which called for the cancellation of the original shares issued in 1999 and for the issuance of new shares as discussed above.

In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environments in which the

Top Sports, S.A. (continued)

Company and the acquired company operate were also considered in the valuation analysis. As of December 31, 2000, the Company evaluated the unamortized balance and useful life of goodwill related to Top Sports and determined the balance had no future benefit and, accordingly, recorded a loss on investment for $2,788,000.

Powerclick, Inc. - In February 2000, the Company acquired 50% of the outstanding capital stock of Powerclick, Inc. ("Powerclick") in consideration of $750,000 and 8,000,000 shares of the Company's common stock valued at $1,300,000 for an aggregate investment of $2,050,000 which is principally comprised of goodwill. The Company's equity interest in Powerclick's loss has been recorded as a loss on equity-method investees totaling $402,770 as of December 31, 2000.

As of December 31, 2000, the Company evaluated the unamortized balance and useful life of goodwill related to Powerclick and determined the balance had no future benefit and, accordingly, recorded a loss on investment for approximately $1,235,000.

During June 2000, 200,000 shares of common stock valued at $1,950,000 were issued to Powerclick, Inc. stockholders for consulting services and expensed as of December 31, 2000.

www.theArtAuction.com - In September 1999, the Company acquired www.theArtAuction.com ("ArtAuction") from Powerclick, Inc., a domain name and website portal, to provide on-line art auctions. In connection with the acquisition, the Company issued 2,165,000 shares of the Company's common stock to Powerclick, Inc. Substantially the entire purchase price, approximately $964,000, was allocated to other intangibles.

As of December 31, 1999, the Company's management has evaluated and determined that approximately $764,000 of this investment has no future benefit, accordingly, the Company recorded a loss on investment for the same amount. As of December 31, 2000, the Company reevaluated the balance and useful life of remaining goodwill related to ArtAuction and determined the entire balance had no future benefit and, accordingly, recorded a loss on investment for approximately $116,000.

eConnect Caribbean, S.A. - eConnect Caribbean, S.A. ("eConnect Caribbean") was organized under the laws of the Dominican Republic and serves as the Company's Latin American headquarters for all e-commerce transactions. The Company owns 75% of the outstanding capital shares with the remaining 25% owned by eConnect Caribbean's managing director. eConnect Caribbean is in the start-up phase, therefore no revenue has been recorded and start-up costs of $253,213 have been expensed. The formation of this subsidiary was recorded using the

eConnect Caribbean, S.A. (continued)

proportional consolidation method. The consolidated financial statements include 100% of the assets and liabilities of the subsidiary and the ownership interest of the minority participant, recorded as "Minority interest in consolidated subsidiary."

Intangible asset, net - In February 1997, the Company entered into an agreement for the exclusive 20-year license of certain assets of ET&T. In satisfaction of the agreement terms, the Company reduced the balance due from related party - secured by the Company's common stock by approximately $707,000 based upon the historical value of this license based upon the amount of research and development costs incurred by ET&T. This other intangible is being amortized on a straight-line basis over three years based upon management's estimated useful life of such asset. Amortization expense for the years ended December 31, 2000 and 1999 approximated $235,600 and $78,700, respectively.

National Data Funding Corporation - In connection with a "Letter of Intent", a non-binding agreement with National Data Funding Corporation (NDFC), the Company deposited (non-refundable) $250,000. The Letter of Intent requires the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 100% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital. Pursuant to the "Letter of Intent", the Company is required to "spin off" NDFC as a publicly traded company in which the Company will retain a 25% ownership. The Letter of Intent expired on September 1, 2000. During September 2000, the Company evaluated and determined the deposit of $250,000 of this investment has no future benefit, accordingly, the Company recorded a loss on investment for the same amount.

In October 2000, the Company entered into an Agreement for Sale and Plan of Reorganization ("NDFC Agreement") requiring the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 50% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital. Pursuant to the NDFC Agreement, the Company is required to make a bona fide and good faith effort to spin off NDFC as a publicly traded company in which the Company will retain approximately a 28% ownership. The Company was required to complete the terms of the NDFC Agreement on October 31, 2000 ("Closing Date"). The Company did not complete the NDFC Agreement on the Closing Date. Certain provisions within the NDFC Agreement provided for an extension through January 2, 2001, however the Company did not complete the terms of the NDFC Agreement within the extension date. The
Company plans to continue its negotiation for the acquisition of NDFC.

4.  COMMON STOCK ISSUED FOR PREPAID CONSULTING SERVICES

As of December 31, 2000, the Company issued 1,050,000 shares of its common stock to Richard Epstein (a shareholder) for consulting services to be rendered in the future. Accordingly, the Company recorded a value of $1,271,655 as prepaid consulting services at December 31, 2000. The Company will expense this prepaid consulting service when such services have been considered rendered. The Company believes that such services will be fully rendered by fiscal year ended 2001.

5.  PURCHASED SOFTWARE

Purchased software represents licenses to use the Connex Software System used in processing e-commerce transactions. The system will be installed in the Dominican Republic (currently in process), Ireland, Hong Kong and Australia. The licenses have been valued at approximately $2,169,000 and is being amortized on a straight-line basis over three years based upon management's estimated useful life of such asset. Amortization expense for the year ended December 31, 2000 approximated $656,000

6.  ACCRUED LIABILITIES

As of December 31, 2000, accrued liabilities totaling $3,033,372 are comprised of the following balances:

Accrued interest                           $1,225,971
Employee signing bonus (see Note 11)           75,000
Financing fee                                 318,176
Purchased software liability (see Note 5)   1,336,144
License fees                                   78,081
       Total accrued liabilities           $3,033,372

7.  DUE TO CONSULTANTS

As of December 31, 2000, due to consultants totaling $2,020,447 relate to various individuals. These individual will be renumerated with 2,400,000 shares of the Company's common stock.
As discussed in Note 19, the Company has issued such shares during the first quarter of fiscal year 2001.

8.  ADVANCE ON EQUITY FUNDING LINE

As of December 31, 2000, advances on equity funding line totaling
$206,600 relates to advances from Alpha Venture Capital, Inc.
related to the Regulation D Common Stock Private Equity Line
Subscription Agreement as discussed in Note 10. The advances are due on demand and bear no interest. The Company plans on converting these advances as a draw on the Regulation D Common
Stock Private Equity Line Subscription Agreement in fiscal year 2001.

9.  NOTES PAYABLE

As of December 31, 2000, notes payable totaling $2,672,906 are comprised of the following:

Promissory notes from various individuals, secured by Company
assets, due on demand, bearing annual interest rate of 120%   $602,500

Promissory note from an individual, secured by Company assets,
  due on demand, bearing annual interest rate of 10%           121,905

Promissory note from various individuals, secured by Company assets, due on demand, bearing annual interest rate of 120% 1,948,501

    Total notes payable                                      $2,672,906

10.  STOCK SUBSCRIPTION RECEIVABLE

In September 1999, the Company entered into a Regulation D Common
Stock Private Equity Line Subscription Agreement ("Subscription
Agreement") with Alpha Venture Capital, Inc. ("Alpha").  The
Subscription Agreement entitles the Company to draw funds up to $5,000,000 from issuance of its common stock for an amount equal to 80% of the market value at the time of each draw request, expiring September 2000, subject to certain terms and conditions.
The Subscription Agreement required the Company to deliver an aggregate of 1,000,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this agreement as a commitment fee.
Furthermore, the Company is required to deliver to Alpha up to a maximum of 500,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. In October 2000, the Company was granted a one-year extension on its Subscription Agreement with one automatic six-month extension and an overall increase in funds it may draw by an additional $5,000,000. Pursuant to the October 2000 extension, the Company is required to deliver an aggregate of 2,000,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this extension. Furthermore, the Company is required to deliver to Alpha up to a maximum of 1,571,428 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request.
The Company is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw.

As of December 31, 2000, the Company has drawn $7,773,000 of the available $10,000,000, and issued approximately 22,900,000 of shares of its common stock in conjunction with this Subscription Agreement during fiscal year 2000 of which approximately 6,600,000 of these shares were held by Alpha for future advances on the Subscription Agreement. Accordingly, the 6,600,000 shares of the Company's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2000. As of December 31, 2000, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $2,331,000. During fiscal year 2000, Alpha exercised approximately 3,050,000 warrants of the total 5,071,000 granted related to the Subscription Agreement.

In December 2000, the Company entered into an additional Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement No. 2") with Alpha as noted above. The Subscription Agreement No. 2 entitles the Company to draw funds up to $15,000,000 from issuance of its common stock for an amount equal to 82% of the market value for the five business days immediately following the draw request date, expiring December 2001 with one automatic twelve month extension if at least 20% of the subscription amount is drawn during the first six months as of the agreement date, subject to certain terms and conditions. The Subscription Agreement No. 2 requires the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("Registration Statement") for the registration of common stock for future issuance related to the Subscription Agreement No. 2. The Subscription Agreement No. 2 also requires the Company to deliver an aggregate of 2,000,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of 40% of the closing bid price of the Company's common stock at the agreement date or 40% of the average five day closing bid price as of the date of the effectiveness the Registration Statement. Furthermore, the Company is required to deliver to Alpha up to a maximum of 1,000,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The Company is assessed a placement fee, as provided within the Subscription Agreement No. 2, for funds drawn, which is equal to 8% of each draw. As of December 31, 2000, the Company has not drawn upon the Subscription Agreement No. 2. Furthermore, no warrants were exercised of the total 3,000,000 warrants granted related to the Subscription Agreement No. 2.

11.  EMPLOYMENT AGREEMENT

During fiscal year 2000, the Company entered into an employment agreement with its principal accountant. The agreement has a term through June 5, 2002. The agreement provides for a base compensation of approximately $260,000 and performance based increases. Furthermore, the agreement provided a signing bonus comprised of a stock option for 750,000 shares of the Company's common stock at an exercise price of 25% of the prevailing market price; and a warrant for 250,000 shares of the Company's common stock at a strike price of $1.00; and cash of $100,000. The Company recorded a stock based compensation approximating $211,000 related to the stock options for 750,000 shares since the strike price was below fair value at the grant date in accordance with APB No. 25. The Company has paid $25,000 of the cash portion of the signing bonus and the remaining $75,000 was recorded as an accrued liability as of December 31, 2000.

12.  STOCK OPTIONS AND WARRANTS

Employee stock options and warrants - During fiscal year 2000, the Company granted options and warrants for 6,800,000 shares of its common stock with an weighted average strike price of $0.16 per share. Certain stock options and warrants were granted in connection with an employment agreement entered into during fiscal year 2000, see Note 11. Certain stock options and warrants were exercisable upon grant and have a life ranging from 4 year to indefinitely. The following table summarizes the Company's employee stock options and warrants activity:

                                            Number        Weighted
                                              Of           Average
                                            Warrants      Exercise Price
Balance, January 1, 2000                           -                -
Warrants granted and assumed               6,800,000             0.16
Warrants canceled                                  -                -
Warrants expired                                   -                -
Warrants exercised                                 -                -

Balance, December 31, 2000                 6,800,000      $      0.16

Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost been recognized based on the fair value at the date of grant for employee options granted in fiscal year 2000, the pro forma amounts of the Company's net loss and net loss per share for the year ended December 31, 2000 would have been as follows:

                                                  December 31,2000
Net loss - as reported                              $(114,661,887)
Net loss - pro forma                                $(117,717,053)
Basic and diluted loss per share - as reported             $(0.66)
Basic and diluted loss per share - pro forma               $(0.68)

The Company estimates the fair value of stock option and warrant granted to employees using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 318%; risk free interest rates of 5.59%; and expected lives of
1.5 years for all non-employee stock warrants.

$0.40 Stock warrants - During fiscal year 1999, the Company granted approximately 13,770,000 stock warrants with an exercise price of $0.40 ($0.40 warrants) per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal year 1998 and 1999, and consulting services rendered to the Company during fiscal year 1999. These stock warrants were exercisable upon issuance and expired on December 31, 2000. The following table summarizes the Company's $0.40 warrants activity:

                                              Number
                                                 Of        Exercise
                                              Warrants       Price

Balance, December 31, 1998                           -     $      -
Warrants granted and assumed                13,770,000         0.40
Warrants canceled                                    -            -
Warrants expired                                     -            -
Warrants exercised                                   -            -

Balance, December 31, 1999                  13,770,000         0.40

Warrants granted and assumed                         -            -
Warrants canceled                                    -            -
Warrants expired                             3,485,000         0.40
Warrants exercised                          10,285,000         0.40

Balance, December 31, 2000                           -            -

$0.50 Stock warrants - During the year ended December 31, 2000, the Company granted approximately 500,000 stock warrants with an exercise price of $0.50 ($0.50 warrants) per share of its common stock. These stock warrants were granted in connections with consulting services rendered to the Company during fiscal year ended 2000. These stock warrants were exercisable upon issuance expiring in May 2005. The following table summarizes the Company's $0.50 stock warrants activity:

                                              Number
                                                Of         Exercise
                                              Warrants       Price

Balance, January 1, 2000                             -     $      -
Warrants granted and assumed                   500,000         0.50
Warrants canceled                                    -            -
Warrants expired                                     -            -
Warrants exercised                                   -            -

Balance, December 31, 2000                     500,000         0.50

The Company estimates the fair value of $0.50 warrants granted to consultants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 286%;
risk free interest rates of 6.41%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded financing costs under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $276,000 as of December 31, 2000.

$1.00 Stock warrants - During the year ended December 31, 2000, the Company granted approximately 22,140,000 stock warrants with an exercise price of $1.00 ($1.00 warrants) per share of its common stock. These stock warrants were granted in connections with common stock sold, and consulting services rendered to the Company during fiscal year ended 2000. These stock warrants were exercisable upon issuance expiring at various dates ranging from June 2002 through October 2003. The following table summarizes the Company's $1.00 stock warrants activity:

                                              Number
                                                Of         Exercise
                                              Warrants      Price

Balance, January 1, 2000                             -     $      -
Warrants granted and assumed                22,140,000         1.00
Warrants canceled                                    -            -
Warrants expired                                     -            -
Warrants exercised                                   -            -

Balance, December 31, 2000                  22,140,000     $   1.00

The Company estimates the fair value of $1.00 warrants granted to consultants by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2000; no dividend yield; expected volatility of 280%; risk free interest rates of 6.2%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consultant expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $29,484,000 as of December 31, 2000.

Consultant options - During the year ended December 31, 2000, the Company granted approximately 6,100,000 stock options for its common stock to consultants in connection with consulting services to the Company during fiscal year 2000. The exercise price of these stock options is $0.40 per share if exercised on or before December 31, 2000; thereafter the exercise price will be 25% of the fair market value on the date of the exercise. Approximately 1,525,000 of these stock options are exercisable at December 31, 2000. The following table summarizes the Company's consultant stock options activity:

                                              Number       Weighted
                                                Of          Average
                                              Options      Exercise
                                                            Price

Balance, January 1, 2000                            -      $      -
Options granted and assumed                 6,100,000          0.14
Options canceled                                    -             -
Options expired                                     -             -
Options exercised                                   -             -

Balance, December 31, 2000                  6,100,000     $    0.14

The weighted average exercise price of these options were based on the 30 day average fair value at December 31, 2000 The following table summarizes information about options outstanding and exercisable at December 31, 2000:

         Shares Underlying Options Outstanding      Shares Underlying
                           Weighted                Options Exercisable
              Shares       Average                 Shares
            Underlying     Remaining     Weighted  Underlying   Weighted
              Options      Contractual   Average   Options      Average
Exercise    Outstanding    Life          Exercise  Exercisable  Exercise
Price                                    Price                  Price

   $0.14    6,100,000      4 years      $    0.14  1,525,000    $   0.14

Richard Epstein stock warrants - During the year ended December 31, 2000, the Company granted approximately 8,800,000 stock warrants for its common stock to Richard Epstein in connection with financing provided by Mr. Epstein to the Company during fiscal year 2000. The exercise price of these stock warrants primarily range from $0.25 to $0.40. Approximately 2,000,000 of these stock warrants are exercisable at 50% below the closing bid upon the date of exercise. These stock warrants were exercisable upon grant and will expire on June 2002 through September 2003. The following table summarizes the Company's consultant stock warrants activity:

                                              Number       Weighted
                                                Of         Average
                                              Warrants   Exercise Price

Balance, January 1, 2000                             -   $         -
Warrants granted and assumed                 8,800,000          0.48
Warrants canceled                                    -             -
Warrants expired                                     -             -
Warrants exercised                                   -             -

Balance, December 31, 2000                   8,800,000   $      0.48

The Company estimates the fair value of Mr. Epstein's stock warrants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 295%;
risk free interest rates of 6.22%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the

Company recorded financing costs under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $4,672,000 as of December 31, 2000.

Paul Egan stock warrants - During fiscal year 1999 and 2000, the Company granted 2,000,000 and 1,000,000, respectively, stock warrants for its common stock to Paul Egan in connection with the acquisition of Top Sports, S.A. with an exercise price ranging from $0.40 to $1.00 expiring in April 2001, as discussed in Note
3. The following table summarizes the Company's stock warrants activity related to Mr. Egan:

                                              Number       Weighted
                                                Of          Average
                                              Warrants   Exercise Price

Balance, January 1, 1999                             -   $           -
Warrants granted and assumed                 2,000,000            0.40
Warrants canceled                                    -               -
Warrants expired                                     -               -
Warrants exercised                                   -               -

Balance, January 1, 2000                     2,000,000            0.40
Warrants granted and assumed                 1,000,000            1.00
Warrants canceled                                    -               -
Warrants expired                                     -               -
Warrants exercised                             500,000            0.40

Balance, December 31, 2000                   2,500,000   $        0.64

Alpha Venture Capital, Inc. stock warrants - As discussed in Note
10, a total of 8,071,00 stock warrants were granted during 1999 and 2000. The following table summarizes the Company's stock warrants activity related to Alpha Venture Capital, Inc.:

Alpha Venture Capital, Inc. stock warrants (continued)

                                              Number       Weighted
                                                Of          Average
                                              Warrants   Exercise Price

Balance, January 1, 1999                             -   $         -
Warrants granted and assumed                 1,500,000          0.22
Warrants canceled                                    -             -
Warrants expired                                     -             -
Warrants exercised                                   -             -

Balance, January 1, 2000                     1,500,000          0.22
Warrants granted and assumed                 6,571,000          0.44
Warrants canceled                                    -             -
Warrants expired                                     -             -
Warrants exercised                           3,050,000          0.20

Balance, December 31, 2000                   5,021,000   $      0.43

The following table summarizes information about warrants outstanding and exercisable at December 31, 2000:


         Shares Underlying Options Outstanding      Shares Underlying
                           Weighted                Options Exercisable
              Shares       Average                 Shares
            Underlying     Remaining     Weighted  Underlying   Weighted
              Options      Contractual   Average   Options      Average
Exercise    Outstanding    Life          Exercise  Exercisable  Exercise
Price                                    Price                  Price

   $0.43    5,021,000      1.5 years     $   0.43  3,322,000    $   0.43

13.  CANCELLATION OF COMMON STOCK

During fiscal year 2000, the Company cancelled a total of 10,500,000 shares of its common stock. As discussed in Note 3, 10,500,000 shares were cancelled related to the fiscal year 1999 acquisition of 777WINS. The Company recorded a total of $984,375 as other income based on the original issuance price during fiscal year 1999.

14.  RELATED PARTY TRANSACTIONS

Stockholder receivable - As of December 31, 2000, a stockholder and former director of the Company borrowed $111,820. The balance is unsecured and due on demand. The Company has reserved an allowance for doubtful accounts and expensed as bad debt for the entire balance at December 31, 2000. However, the Company will continue its effort in collecting the entire balance due from this shareholder and former director.

Due to related parties - As of December 31, 2000, due to related parties totaling $2,007,402 are comprised of the following:

Amounts due to ET&T related to the development of PERFECT  $   663,035

Advances from Alliance Equities (company controlled by Richard
Epstein, a shareholder of the Company), unsecured, bearing
annual Interest of 10% every three months, and due on demand  1,336,366

Consulting services liability due to Richard Epstein based
upon to the value of 5,000,000 shares of the Company's
common stock due to Mr. Epstein related a consulting
agreement as further discussed below                            983,475

Deposit related to the purchase of 2,000 eCash pads             250,000

Value of remaining 4,800,000 common stocks and warrants for
2,500,000 shares of the Company's common stock to be issued to
Paul Egan (a shareholder of the Company) related to the fiscal
year 1999 acquisition of Top Sports, S.A., see Note 3         2,973,996

Advances from Paul Egan, unsecured, due on demand, and bearing
no interest                                                     836,537

Total due to related parties                                 $7,043,409

Consulting agreements - In January of 2000, the Company entered into a Consulting Services Agreement with Richard Epstein, a shareholder of the Company. Mr. Epstein has agreed to assist the Company in developing a market for the usage of the eCash Pad for a period of three years in exchange for 15,000,000 shares of the Company's common stock. The amount recorded as consulting expense totaled $983,475 for the year ended December 31, 2000.
In January 2001, the Company issued Mr. Epstein 15,000,000 shares of its common stock, see Note 19 for further discussion.

In February 2000, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to provide consulting services related to future mergers and acquisitions in behalf of the Company for a period of 2 years in exchange for 300,000 shares of the Company's common stock monthly. The Company recorded consulting expenses of $3,996,630 for the year ended December 31, 2000. During fiscal year 2000, the Company issued a total of 1,050,000 shares of the its common stock in advance of such services having been rendered. Accordingly, the Company has recorded a prepaid consulting services of $1,271,655 related to such advance issuances as of December 31, 2000.

Employee bonus - In January 2000, the Company issued 6,000,000 shares of the Company's common stock to satisfy a $4,800,000 bonus payable to Thomas S. Hughes, Chief Executive Officer and
Director, incurred during fiscal year 1999.

Due from related party - secured by Company's common stock - As of December 31, 2000, due from related party - secured by Company's common stock consists of $4,835,717 which has been fully reserved as an allowance for doubtful accounts and expensed as bad debt. This amount relates to a combination of approximately 21% cash and 79% common stock issuance to Thomas S. Hughes and ET&T during fiscal year 1999 and 2000.

15.  STOCK BASED COMPENSATION

As of December 31, 1999 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling $10,886,992 and $83,441,832, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:

                                       December 31          December 31
                                           1999                  2000
Consulting                             $  3,609,980         $ 66,496,629
Public relations                            189,180            2,677,381
Research and development                  1,644,072            3,001,042
Wages                                     4,800,000            2,562,494
Investor relations                                -            1,173,395
Financing fees                                    -            4,671,559
Professional fees                                 -              639,903
Interest expense                            643,760            2,219,429

Total stock based compensation         $ 10,886,992         $ 83,441,832

16.  COMMITMENTS AND CONTINGENCIES

Legal proceedings - During fiscal year 2000, a class action litigation was filed asserting the Company and Thomas S. Hughes (an officer and director of the Company), as well as the directors of the Company (in certain actions), have violated
Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The principal allegations concern various material misrepresentations and omissions which allegedly made the Company's public statements, on and after November 18, 1999, false and misleading; and artificially inflated the market for the Company's common stock. The Company reached a settlement in principle with the plaintiffs, pursuant to which $350,000 was paid to plaintiffs' counsel to be held in escrow during fiscal year 2000. A warrants component of the settlement is still being finalized with the plaintiffs' counsel which will calls for the issuance of 5,000,000 stock warrants of the Company's common stock exercisable over ten years from the date of issuance with a strike price of $1.00 per share. The Company anticipates that the settlement will be negotiated in full by the second quarter in fiscal year 2001. The Company has recorded the 5,000,000 stock warrants as a legal settlement expense totaling $1,451,959 as of December 31, 2000.

On March 22, 2000, the Company consummated an amended and restated employment agreement with an individual and his firm to act as outside counsel for the Company. On April 14, 2000, the Company terminated this individual and his firm as outside counsel. Based upon the amended and restated employment agreement, the remaining compensation for the term of this agreement will be due immediately upon the termination of this individual and his firm as outside counsel if terminated for reasons other than good cause. In addition, any common stock and stock warrants granted through the term of this agreement will be considered due in the event of termination for reasons other than good cause. Accordingly, the termination of this individual and his firm, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $700,000 for the remaining portion of unpaid compensation for the first, second and third years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted common stock and stock warrants consisting of 600,000 common stocks and 600,000 warrants exercisable at $1.00 per share. The Company's management believes that the termination of this individual and his firm was in good cause and intends to defend itself in this matter vigorously.

On March 21, 2000, the Company consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Company. On April 17, 2000, the Company terminated this individual as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. On March 21, 2001, the former President and Chief Operating Officer for the Company filed a complaint for breach of contract and specific performance. The complaint is seeking $1,260,000, 1,000,000 warrants to purchase 1,000,000 shares for $0.40 per share and vested options to purchase 6,000,000 shares for $0.40 per share. The Company's management believes that the termination of this individual was in good cause and intends to defend itself in this matter vigorously.

On September 5, 2000, a consultant filed a complaint for breach of an oral contract, money owed, and fraud against the Company, and Thomas Hughes, alleging that the consultant and the Company entered into an oral contract whereby the consultant was to perform marketing and product development services for the Company. The consultant claims that an amount totaling $128,590 is due to him by the Company. The Company's management believes that this complaint is without merit and intends to defend itself in this matter vigorously.

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

Leased facilities - The Company operates from leased facilities under a noncancellable operating leases. The Agreements call for an annual base rent of approximately $146,000 with a variable escalation rate. As of December 31, 2000, total rent expense for the leased facilities approximated $95,000. Future minimum rental payments required under the operating lease for the office facility as of December 31, 2000, are as follows:

2001          $  141,000
2002             125,000
2003              49,000

              $  315,000

17.  OTHER MATTERS

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

On March 13, 2000, the SEC ordered a ten days suspension in trading of the Company's common stock on the Over-the-Counter Bulletin Board ("OTCBB"). This trading suspension was taken in connection with an investigation of the Company by the SEC. The Company's common stock resumed trading on March 27, 2000; however, from that date through October 31, 2000, the Company's common stock traded on the Pink Sheets LLC (symbol "ECNC") since the company's common stock was delisted on that date from the OTCBB due to the trading suspension.

In August, 2000, a market maker, on behalf of the Company, filed with the NASD Stock Market, Inc. an application for the Company's common stock to be relisted for trading on the OTCBB. The Company's application with the NASD was accepted and trading of its common stock on the OTCBB commenced on November 1, 2000.

18.  GOING CONCERN

The Company incurred a net loss of approximately $115,000,000 for the year ended December 31, 2000. The Company's liabilities exceed its assets by approximately $14,517,000, and current liabilities exceed its current assets by approximately $17,059,000 as of December 31, 2000. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products to generate future revenues. The Company will also seek additional sources of capital through a combination debt equity financing and issuance of equity for approximately $20,000,000, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

19.  SUBSEQUENT EVENTS

In March 2001, the Company entered into an agreement with a Alliance Equities (controlled by Richard Epstein) which would provide borrowings up to $7,000,000 as a line of credit. The agreement provides the Company a line of credit through December 31, 2002, interest at 12% annually, maturing on December 31, 2002.

In January 2001, the Company issued 16,800,000 shares of its common stock to Richard Epstein related to consulting agreements as discussed in Note 14. A total of 5,000,000 shares relate to satisfaction of a Company obligation to Mr. Epstein totaling $983,475 at December 31, 2000, see Note 14. The remaining 11,800,000 shares were issued in advance and has been recorded by the Company as prepaid consulting services during this period approximating $4,147,000.

During January 2001 through March 2001, the Company issued approximately 2,525,000 of shares of its common stock for services to various individuals. Approximately 2,400,000 shares related to due to consultant liability incurred fiscal year 2000.

In March 2001, the Company issued 12,307,692 shares of its common stock to Alpha Venture Capital, Inc. in satisfaction of an advance on equity funding line totaling 206,600 at December 31, 2000, as discussed in Note 10 and advances of $860,100 from January 2001 through February 2001.

During January 2001 and through the date of this report, the Company borrowed approximately $348,000 from various parties, due on demand with an annual interest rate of 12%.

20.  SEGMENT INFORMATION

As described in Note 1, the Company adopted SFAS No. 131 in fiscal year 1999. For the year ended December 31, 2000, the Company has two reportable business segments: PERFECT industry and gaming operations. The Company conducts operations in Southern California and Dominican Republic and is managed based upon its business segments. During fiscal year 1999, the Company had only one business segment.

The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies as discussed in Note 1. The Company primarily allocates resources to the PERFECT industry, however has continued to allocate limited resources to the gaming operations for potential short-term cash flow purposes.

The table below presents information about the Company's reportable segments:

                                       December 31, 2000
                        PERFECT      Gaming
                        Industry     Operations   Eliminations    Total
Revenues                $      -     $  (655,584)            -   $  (655,584)
Cost of revenues               -              -             -             -
Gross profit (loss)            -        (655,584)            -      (655,584)
Operating expenses       106,855,911     297,868             -   107,153,779
Loss from operations    (106,855,911)   (953,452)            -  (107,809,363)
Other (income) expenses    6,750,508     102,016             -     6,852,524
Loss before provision
 for income taxes       (113,606,419) (1,055,468)            -  (114,661,887)
Provision for income
taxes                              -           -             -             -
Net loss                (113,606,419) (1,055,468)            -  (114,661,887)
Total assets               2,561,768     304,370      (294,608)    2,571,530
Total liabilities          6,015,046     779,354       294,608    17,089,008

                             EXHIBIT INDEX

Exhibit                       Description
No.

2     Agreement and Plan of Merger, dated June 1, 1999
     (incorporated by reference to Exhibit 2 of the Form 10-KSB filed on May 9, 2000).

3.1 Articles of Incorporation, March 8, 1999 (incorporated by reference to Exhibit 3.1 of the Form SB-2/A filed on July 22,
      1999).

3.2 Certificate of Amendment of Articles of Incorporation, dated May 25, 1999 (incorporated by reference to Exhibit 3.2 of the Form SB-2/A filed on July 22, 1999).

3.3 Certificate of Amendment of Articles of Incorporation, dated August 20, 1999 (incorporated by reference to Exhibit 3.3 of the Form SB-2/A filed on September 3, 1999).

3.4 Certificate of Amendment of Articles of Incorporation, dated November 20, 2000 (incorporated by reference to Exhibit
      3.4 of the Form SB-2/A filed on March 8, 2001).

3.5   Bylaws, dated May 14, 1999 (incorporated by reference to
      Exhibit 3.3 of the Form SB-2/A filed on July 22, 1999).

3.6   Amended and Restated Bylaws, dated September 15, 2000
     (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on November 14, 2000).

4.1   Amended and Restated Retainer Stock Plan for Non-Employee
      Directors and Consultants, dated February 1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on February 10, 2000).

4.2   Consulting Services Agreement between the Registrant and
      Laurel-Jayne Yapel Manzanares, dated February 1, 2000
     (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on February 10, 2000).

4.3   Consulting Services Agreement between the Registrant and
      Marcine Aniz Uhler, dated February 1, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on February 10,
      2000).

4.4   Consulting Services Agreement between the Registrant and
      William Lane, dated February 7, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on February 10, 2000).

4.5   Consulting Services Agreement between the Registrant and
      Earl Gilbrech, dated February 7, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on February 10, 2000).

4.6   Consulting Services Agreement between the Registrant and
      Dominique Einhorn, dated February 7, 2000 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on February 10,
      2000).

4.7   Consulting Services Agreement between the Registrant and
      Edward James Wexler, dated February 7, 2000 (incorporated by reference to Exhibit 4.7 of the Form S-8 filed on February 10,
      2000).

4.8   Consulting Agreement between the Registrant and R. Scott
      Hatfield, dated March 6, 2000 (incorporated by reference to
      Exhibit 4.32 of the Form SB-2 POS filed on September 12, 2000).

4.9   Consulting Services Agreement between the Registrant and
      Chris Jensen, dated April 24, 2000 (incorporated by reference to
      Exhibit 4.33 of the Form SB-2 POS filed on September 12, 2000).

4.10  Consulting Agreement between the Registrant and Robert
      Graham, dated May 11, 2000 (incorporated by reference to Exhibit
      4.34 of the Form SB-2 POS filed on September 12, 2000).

4.11  Consulting Agreement between the Registrant and Richard
      Epstein, dated May 20, 2000 (incorporated by reference to
      Exhibit 4.35 of the Form SB-2 POS filed on September 12, 2000).

4.12  Warrant Agreement between the Registrant, GunnAllen
      Financial, Inc., and David Kern Peteler, dated May 24, 2000
     (incorporated by reference to Exhibit 4.43 of the Form 10-QSB filed on November 14, 2000).

4.13  Consulting Agreement between the Registrant and Richard
      Epstein, dated June 2, 2000 (incorporated by reference to
      Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.14  Consulting Services Agreement between the Registrant and
      Rogel Patawaran, dated June 2, 2000 (incorporated by reference to Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.15  Consulting Agreement between the Registrant and Elle
      Travis, dated June 2, 2000 (incorporated by reference to Exhibit
      10.3 of the Form S-8 filed on July 10, 2000).

4.16  Consulting Agreement between the Registrant and Charles
      Yourshaw, dated June 5, 2000 (incorporated by reference to
      Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.17  Consulting Agreement between the Registrant and Nick
      Gorenc, dated June 5, 2000 (incorporated by reference to Exhibit
      10.2 of the Form S-8 filed on July 10, 2000).

4.18  Consulting Agreement between the Registrant and Louis
      Sabatasso, dated June 10, 2000 (incorporated by reference to
      Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.19  Consulting Agreement between the Registrant and Laurie
      Belger, dated June 10, 2000 (incorporated by reference to
      Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.20  Consulting Services Agreement between the Registrant and
      Richard Epstein, dated July 21, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 10, 2000).

4.21  Amended and Restated Stock Incentive Plan, dated September
      1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on September 12, 2000).

4.22  Amended and Restated Non-Employee Directors and Consultants
      Retainer Stock Plan (Amendment No. 2), dated September 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on September 12, 2000).

4.23  Consulting Services Agreement between the Registrant and
      Richard Epstein, dated September 6, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on September 12,
      2000).

4.24  Consulting Services Agreement between the Registrant and
      Chris Jensen, dated September 6, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on September 12, 2000).

4.25  Consulting Services Agreement between the Registrant and
      Jim Pugh, dated September 12, 2000 (incorporated by reference to
      Exhibit 4.2 of the Form S-8 filed on September 28, 2000).

4.26  Consulting Services Agreement between the Registrant and
      Darrel Dixon, dated September 14, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on September 28,
      2000).

4.27  Consulting Services Agreement between the Registrant and
      Robert Graham, dated September 14, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on September 28,
      2000).

4.28  Consulting Services Agreement between the Registrant and
      David Weiler, dated September 14, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on October 10,
      2000).

4.29  Consulting Services Agreement between the Registrant and
      Nathaniel Adams, dated September 18, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on September 28,
      2000).

4.30 Addendum To Existing Common Stock Purchase Agreement Dated September 28, 1999 between the Registrant and Alpha Venture Capital, Inc., dated October 23, 2000 (incorporated by reference to Exhibit 4.54 of the Form SB-2/A filed on March 8, 2001).

4.31  Consulting Services Agreement between the Registrant and
      Chris Jensen, dated October 12, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on October 10, 2000).

4.32  Consulting Services Agreement between the Registrant and
      Quinn Brady, dated October 12, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on October 10, 2000).

4.33  Amended and Restated Stock Incentive Plan (Amendment No.
      2), dated November 7, 2000 (incorporated by reference to Exhibit
      4.1 of the Form S-8 filed on November 20, 2000).

4.34  Amended and Restated Non-Employee Directors and Consultants
      Retainer Stock Plan (Amendment No. 3), dated November 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 20, 2000).

4.35  Consulting Services Agreement between the Registrant and
      Michael Sitrick, dated November 4, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on November 20,
      2000).

4.36  Consulting Services Agreement between the Registrant and
      Paul Francis Peter Egan Pugh, dated November 4, 2000
     (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on November 20, 2000).

4.37  Consulting Services Agreement between the Registrant and
      James Wong, dated November 4, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on November 20, 2000).

4.38  Consulting Services Agreement between the Registrant and
      Matthew Owens, dated November 4, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on December 12, 2000).

4.39  Consulting Services Agreement between the Registrant and
      Marisa Yance, dated November 4, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on December 12, 2000).

4.40  Consulting Services Agreement between the Registrant and
      Tony Sandalier, dated November 8, 2000 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on November 20,
      2000).

4.41  Consulting Services Agreement between the Registrant and
      Chi-Yuan Chiu, dated November 8, 2000 (incorporated by reference to Exhibit 4.7 of the Form S-8 filed on November 20, 2000).

4.42  Consulting Services Agreement between the Registrant and
      Hsien-Hsiang Tsai, dated November 8, 2000 (incorporated by reference to Exhibit 4.8 of the Form S-8 filed on November 20,
      2000).

4.43  Consulting Services Agreement between the Registrant and
      Richard Epstein, dated November 8, 2000 (incorporated by reference to Exhibit 4.9 of the Form S-8 filed on November 20,
      2000).

4.44  Consulting Services Agreement between the Registrant and
      Bill West, dated November 8, 2000 (incorporated by reference to
      Exhibit 4.10 of the Form S-8 filed on November 20, 2000).

4.45  Consulting Services Agreement between the Registrant and
      Clinton Wong, dated November 8, 2000 (incorporated by reference to Exhibit 4.11 of the Form S-8 filed on November 20, 2000).

4.46  Consulting Agreement between the Registrant and Antonio
      Cardenas Jr., dated November 9, 2000 (incorporated by reference to Exhibit 4.12 of the Form S-8 filed on November 20, 2000).

4.47  Consulting Services Agreement between the Registrant and
      William Haseltine, dated November 29, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on December 12,
      2000).

4.48  Consulting Services Agreement between the Registrant and
      Nick Gorenc, dated November 29, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on December 12, 2000).

4.49  Consulting Services Agreement between the Registrant and
      Peter Kokiousis, dated November 29, 2000 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on December 12,
      2000).

4.50  Consulting Services Agreement between the Registrant and
      Kris Narayan, dated November 29, 2000 (incorporated by reference to Exhibit 4.7 of the Form S-8 filed on December 12, 2000).

4.51  Common Stock Purchase Agreement between the Registrant and
      Alpha Venture Capital, Inc., dated December 8, 2000
     (incorporated by reference to Exhibit 4.75 of the Form SB-2/A filed on March 8, 2001).

4.52  Warrant to Purchase Shares of Common Stock, issued by the
      Registrant to Alpha Venture Capital, Inc., dated December 8, 2000 (incorporated by reference to Exhibit 4.76 of the Form SB-2/A filed on March 8, 2001).

10.1 Shares Sales Contract between the Registrant and Paul Egan, dated January 1, 2000 (incorporated by reference to Exhibit
      10.26 of the Form SB-2 POS filed on September 12, 2000).

10.2 Consultancy Agreement between the Registrant and Paul Egan, dated January 1, 2000 (see below).

10.3  Fee Agreement between the Registrant and Red Iguana Trading
      Registrant, Inc., dated January 2, 2000 (incorporated by reference to Exhibit 10.26 of the Form 10-QSB filed on May 30,
      2000).

10.4  Consulting Services Agreement between the Registrant and
      Richard Epstein, dated January 3, 2000 (see below).

10.5 Assignment of eSportsbet between the Registrant and PowerClick, Inc., dated January 7, 2000 (incorporated by reference to Exhibit 10.27 of the Form 10-QSB filed on May 30,
      2000).

10.6 Letter of Intent of Negotiation and Information Exchange between eConnect2Trade.com, Incorporated, and Empire Financial Holdings, Incorporated, dated January 21, 2000 (incorporated by reference to Exhibit 10.28 of the Form 10-QSB filed on May 30,
      2000).

10.7  Manufacturing Agreement between the Registrant and Asia
      Pacific Micro, Inc., dated January 21, 2000 (incorporated by reference to Exhibit 10.29 of the Form 10-QSB filed on May 30,
      2000).

10.8  Consulting Services Agreement between the Registrant and
      Boardwalk Associates, Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.30 of the Form 10-QSB filed on May 30, 2000).

10.9  Consulting Services Agreement between the Registrant and
      Coldwater Capital L.L.C., dated January 26, 2000 (incorporated by reference to Exhibit 10.31 of the Form 10-QSB filed on May 30, 2000).

10.10 Consultant Agreement between the Registrant and Harvey
      M. Burstein, dated February 2, 2000 (incorporated by reference to Exhibit 10.32 of the Form 10-QSB filed on May 30, 2000).

10.11 Consultant Agreement between the Registrant and Terrie
      Pham, dated February 2, 2000 (incorporated by reference to
      Exhibit 10.33 of the Form 10-QSB filed on May 30, 2000).

10.12 Software License, Development, and Maintenance
      Agreement (Dominican Republic) between the Registrant and eFunds Corporation, dated February 3, 2000 (incorporated by reference to Exhibit 10.34 of the Form 10-QSB filed on May 30, 2000).

10.13 Agreement between the Registrant and Burbank Coach
      Works, dated February 3, 2000 (incorporated by reference to
      Exhibit 10.35 of the Form 10-QSB filed on May 30, 2000).

10.14 Software License, Development, and Maintenance
      Agreement (Ireland) between the Registrant and eFunds
      Corporation, dated February 4, 2000 (incorporated by reference to Exhibit 10.36 of the Form 10-QSB filed on May 30, 2000).

10.15 Acquisition Agreement between the Registrant and
      PowerClick, Inc., dated February 9, 2000 (incorporated by reference to Exhibit 10.37 of the Form 10-QSB filed on May 30,
      2000).

10.16 Agreement between the Registrant and Richard Epstein, dated February 12, 2000 (see below).

10.17 Loan Agreement between the Registrant and Richard
      Epstein, dated February 15, 2000 (incorporated by reference to
      Exhibit 10.38 of the Form 10-QSB filed on May 30, 2000).

10.18 PocketPay Joint Venture Agreement between the
      Registrant and Pilot Island Publishing, Inc., dated March 1, 2000 (incorporated by reference to Exhibit 10.39 of the Form 10-QSB filed on May 30, 2000).

10.19 Letter of Intent between the Registrant and Real
      Solutions, Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 10.40 of the Form 10-QSB filed on May 30, 2000).

10.20 Consulting Agreement between the Registrant and Ryan
      Kavanaugh, dated March 10, 2000 (incorporated by reference to
      Exhibit 10.41 of the Form 10-QSB filed on May 30, 2000).

10.21 Amended Employment Agreement between the Registrant and Stephen E. Pazian, dated March 21, 2000 (incorporated by reference to Exhibit 10.42 of the Form 10-QSB filed on May 30,
      2000).

10.22 Amended and Restated Employment Agreement between the
      Registrant and Stanley C. Morris, dated March 22, 2000
     (incorporated by reference to Exhibit 10.43 of the Form 10-QSB filed on May 30, 2000).

10.23 China-Singapore-Hong Kong-Macao Joint Venture
      Agreement between the Registrant, and Raymond Kessler and Li-Wang Kessler, dated March 27, 2000 (incorporated by reference to
      Exhibit 10.44 of the Form 10-QSB filed on May 30, 2000).

10.24 Amended and Restated Secured Promissory Note issued to the Registrant by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.45 of the Form 10-QSB filed on May 30,
      2000).

10.25 Amended and Restated Security Agreement between the
      Registrant, Electronic Transactions & Technologies, and Thomas
      S. Hughes, dated March 31, 2000 (incorporated by reference to
      Exhibit 10.46 of the Form 10-QSB filed on May 30, 2000).

10.26 Master Service Agreement between the Registrant and
      REAL Solutions, Ltd., dated April 13, 2000 (incorporated by reference to Exhibit 10.48 of the Form SB-2 POS filed on September 12, 2000).

10.27 Consulting and Services Agreement between the
      Registrant and Peters Entertainment.com, Inc., dated April 14, 2000 (incorporated by reference to Exhibit 10.49 of the Form SB-2 POS filed on September 12, 2000).

10.28 Letter of Intent between the Registrant and National
      Data Funding Corporation, dated May 22, 2000 (incorporated by reference to Exhibit 10.50 of the Form 10-QSB/A filed on October 19, 2000).

10.29 Agreement between the Registrant and Top Sports, S.A., dated July 20, 2000 (incorporated by reference to Exhibit 10.51 of the Form 10-QSB/A filed on October 19, 2000).

10.30 Asset Purchase Agreement between the Registrant and
      Broadband Video, Inc., dated October 4, 2000 (incorporated by reference to Exhibit 10.49 of the Form SB-2/A filed on March 8,
      2001).

10.31 Agreement for Sale and Plan of Reorganization between the Registrant and National Data Funding Corporation, dated
      October 29, 2000 (incorporated by reference to Exhibit 10.50 of the Form SB-2/A filed on March 8, 2001).

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

99.3 Trademark filed on March 15, 2000 (incorporated by reference to Exhibit 99.3 of the Form 10-QSB filed on May 30,
      2000).

                          EX-10.2
                 CONSULTANCY AGREEMENT


This agreement is entered into on this 1st day of January, 2000, by and between Top Sports, S.A. ("Top Sports"), a Dominican Republic Company wholly owned by eConnect Inc. ("ECNC"), a Nevada corporation, and Mr. Paul Egan, an Irishman of legal age, businessman, married, bearer of Irish passport No. M571523.

WHEREAS, ECNC is the owned of 99.94% of the paid up capital and stock of Top Sports, S.A. in the Dominican Republic;

WHEREAS, Mr. Paul Egan has held the position of President-CEO and general manager of Top Sports before the acquisition of ECNC;

WHEREAS, ECNC and Mr. Paul Egan signed an agreement dated July
1st 2000, in which the parties clarify their previous contractual arrangements.

THE PARTIES HEREBY AGREE AS FOLLOWS:

1. Paul Egan will act as consultant, acting in behalf, and with full authorization of eConnect Inc. and will have the following duties, in regards to Top Sports, S.A. operations in the Dominican Republic:

A)  Run the day to day operations;

B)  Management of personnel;

C)  Public relations;

D)  General and specific representation in front of third parties;

E)  General business management;

F)  General financial management;

G)  Government and fiscal department relations management;

H) Any other tasks that as consultant can be performed on behalf of eConnect Inc.

2. As agreed, per contracts signed between Mr. Paul Egan and eConnect Inc., the first on December 9, 1999, and the second on January 1, 2000, the compensation due to Mr. Egan will be as follows:

A)  1.8 million free trading S-8 shares of eConnect Inc.

B)  2.0 million restricted class 144 shares of eConnect Inc.

C)  1.5 million warrants issued at U.S. $0.40 of eConnect
Inc. shares;

D)  1.0 million warrants issued at U.S. $1.00 of eConnect
Inc. shares.

Each party shall bear its own expenses incident to the preparation, negotiation, execution and delivery of this agreement and the performance of its obligations hereunder as each party contributed to the drafting of the agreement.

The failure of either party to insist upon strict adherence to any term of this agreement on any occasion shall not be considered a waiver or deprive that party of the right hereunder to insist upon strict adherence to that term or any term of this agreement. Any waiver must be in writing.

This agreement supplements all prior agreements among the parties with respect to its subject matter, including the December 9, 1999 and January 1, 2000 agreements, and cannot be changed or terminated orally.

This agreement may be executed in two or more counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

This agreement shall be governed by the laws of the State of Nevada, U.S.A.

If any conflict pertaining to the stipulations of this agreement arise, and cannot be resolved by amicable mediation, the dispute shall be submitted to binding arbitration pursuant to the American Arbitration Association.

In any event any provision of this agreement is held unforceable, the remainder of this agreement shall continue in effect to the extent possible in order to continue the original intent of this agreement.

IN WITNESS WHEREOF, the Parties hereto have caused this agreement to be executed by their respective officers, hereunto duly authorized, and entered into as of the date first above written.


/s/  Paul Egan                          /s/  Thomas S. Hughes
Paul Egan                               Thomas S. Hughes

                            EX-10.4
               CONSULTING SERVICES AGREEMENT


This Consulting Services Agreement ("Agreement"), dated January 3, 2000, is made by and between Richard Epstein, an individual ('Consultant'), whose address is 12147 N.W. 9th Drive, Coral Springs, Florida 33071 and eConnect, a Nevada corporation ("Client"), having its principal place of business at 2500 Via Cabrillo Marina, Suite 112, San Pedro, California 90731.

WHEREAS, Consultant is skilled in providing strategic business planning;

WHEREAS, Consultant desires to be engaged by Client to provide information, evaluation and consulting services to the Client in his areas of knowledge and expertise on the terms and subject to the conditions set forth herein;

WHEREAS, Client is a publicly held corporation with its common stock shares trading on the Over the Counter Bulletin Board under the ticker symbol "ECNC", and desires to further develop its business and increase it's common stock share's value by enhancing public awareness of the business of the Client and its image; and

WHEREAS, Client desires to engage Consultant to provide information, evaluation and consulting services to the Client in his areas of knowledge and expertise on the terms and subject to the conditions set forth herein.

NOW, THEREFORE, in consideration for those services Consultant provides to Client, the parties agree as follows:

1.  Services of Consultant.

Consultant agrees to develop the usage of the eCashPad for strategic alliances, marketing and overall business planning and the launch of the PERFECT industry. The services to be provided by Consultant will not be in connection with the offer or sale of securities in a capital-raising transaction, and will not directly or indirectly promote or maintain a market for Client's securities.

2.  Consideration.

Client agrees to pay Consultant, as his fee and as consideration for services provided, 15,000,000 restricted shares. These shares will be immediately issued to the Consultant.

3.  Confidentiality.

Each party agrees that during the course of this Agreement, information that is confidential or of a proprietary nature may be disclosed to the other party, including, but not limited to, product and business plans, software, technical processes and formulas, source codes, product designs, sales, costs and other unpublished financial information, advertising revenues, usage rates, advertising relationships, projections, and marketing data ("Confidential Information"). Confidential Information shall not include information that the receiving party can demonstrate (a) is, as of the time of its disclosure, or thereafter becomes part of the public domain through a source other than the receiving party, (b) was known to the receiving party as of the time of its disclosure, (c) is independently developed by the receiving party, or (d) is subsequently learned from a third party not under a confidentiality obligation to the providing party.

4.  Indemnification.

(a)  Client.

Client agrees to indemnify, defend, and shall hold harmless Consultant and /or his agents, and to defend any action brought against said parties with respect to any claim, demand, cause of action, debt or liability, including reasonable attorneys' fees to the extent that such action is based upon a claim that: (i) is true, (ii) would constitute a breach of any of Client's representations, warranties, or agreements hereunder, or (iii) arises out of the negligence or willful misconduct of Client, or any Client Content to be provided by Client and does not violate any rights of third parties, including, without limitation, rights of publicity, privacy, patents, copyrights, trademarks, trade secrets, and/or licenses.

(b)  Consultant.

Consultant agrees to indemnify, defend, and shall hold harmless Client, its directors, employees and agents, and defend any action brought against same with respect to any claim, demand, cause of action, debt or liability, including reasonable attorneys' fees, to the extent that such an action arises out of the gross negligence or willful misconduct of Consultant.

(c)  Notice.

In claiming any indemnification hereunder, the indemnified party shall promptly provide the indemnifying party with written notice of any claim, which the indemnified party believes falls within the scope of the foregoing paragraphs. The indemnified party may, at its expense, assist in the defense if it so chooses, provided that the indemnifying party shall control such defense, and all negotiations relative to the settlement of any such claim. Any settlement intended to bind the indemnified party shall not be final without the indemnified party's written consent, which shall not be unreasonably withheld.

5.  Limitation of Liability.

Consultant shall have no liability with respect to Consultant's obligations under this Agreement or otherwise for consequential, exemplary, special, incidental, or punitive damages even if Consultant has been advised of the possibility of such damages. In any event, the liability of Consultant to Client for any reason and upon any cause of action, regardless of the form in which the legal or equitable action may be brought, including, without limitation, any action in tort or contract, shall not exceed ten percent (10%) of the fee paid by Client to Consultant for the specific service provided that is in question.

6.  Termination and Renewal.

(a)  Term.

This Agreement shall become effective on the date appearing next to the signatures below and terminate three (3) months thereafter. Unless otherwise agreed upon in writing by Consultant and Client, this Agreement shall not automatically be renewed beyond its term.

(b)  Termination.

Either party may terminate this Agreement on thirty (30) calendar days written notice, or if prior to such action, the other party materially breaches any of its representations, warranties or obligations under this Agreement. Except as may be otherwise provided in this Agreement, such breach by either party will result in the other party being responsible to reimburse the non- defaulting party for all costs incurred directly as a result of the breach of this Agreement, and shall be subject to such damages as may be allowed by law including all attorneys' fees and costs of enforcing this Agreement result in the other party being responsible to reimburse the non-defaulting party for all costs incurred directly as a result of the breach of this Agreement, and shall be subject to such damages as may be allowed by law including all attorneys' fees and costs of enforcing this Agreement

(c)  Termination and Payment.

Upon any termination or expiration of this Agreement, Client shall pay all unpaid and outstanding fees through the effective date of termination or expiration of this Agreement. And upon such termination, Consultant shall provide and deliver to Client any and all outstanding services due through the effective date of this Agreement.

7.  Miscellaneous.

(a)  Independent Contractor.

This Agreement establishes an "independent contractor" relationship between Consultant and Client.

(b)  Rights Cumulative; Waivers.

The rights of each of the parties under this Agreement are cumulative. The rights of each of the parties hereunder shall not be capable of being waived or varied other than by an express waiver or variation in writing. Any failure to exercise or any delay in exercising any of such rights shall not operate as a waiver or variation of that or any other such right. Any defective or partial exercise of any of such rights shall not preclude any other or further exercise of that or any other such right. No act or course of conduct or negotiation on the part of any party shall in any way preclude such party from exercising any such right or constitute a suspension or any variation of any such right.

(c)  Benefit; Successors Bound.

This Agreement and the terms, covenants, conditions, provisions, obligations, undertakings, rights, and benefits hereof, shall be binding upon, and shall inure to the benefit of, the undersigned parties and their heirs, executors, administrators, representatives, successors, and permitted assigns.

(d)  Entire Agreement.

This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. There are no promises, agreements, conditions, undertakings, understandings, warranties, covenants or representations, oral or written, express or implied, between them with respect to this Agreement or the matters described in this Agreement, except as set forth in this Agreement. Any such negotiations, promises, or understandings shall not be used to interpret or constitute this Agreement.

(e)  Assignment.

Neither this Agreement nor any other benefit to accrue hereunder shall be assigned or transferred by either party, either in whole or in part, without the written consent of the other party, and any purported assignment in violation hereof shall be void.

(f)  Amendment.

This Agreement may be amended only by an instrument in writing executed by all the parties hereto.

(g)  Severability.

Each part of this Agreement is intended to be severable. In the event that any provision of this Agreement is found by any court or other authority of competent jurisdiction to be illegal or unenforceable, such provision shall be severed or modified to the extent necessary to render it enforceable and as so severed or modified, this Agreement shall continue in full force and effect.

(h)  Section Headings.

The Section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

(i)  Construction.

Unless the context otherwise requires, when used herein, the singular shall be deemed to include the plural, the plural shall be deemed to include each of the singular, and pronouns of one or no gender shall be deemed to include the equivalent pronoun of the other or no gender.

(j)  Further Assurances.

In addition to the instruments and documents to be made, executed and delivered pursuant to this Agreement, the parties hereto agree to make, execute and deliver or cause to be made, executed and delivered, to the requesting party such other instruments and to take such other actions as the requesting party may reasonably require to carry out the terms of this Agreement and the transactions contemplated hereby.

(k)  Notices.

Any notice which is required or desired under this Agreement shall be given in writing and may be sent by personal delivery or by mail (either (i) United States mail, postage prepaid, or (ii) Federal Express or similar generally recognized overnight carrier), addressed as follows (subject to the right to designate a different address by notice similarly given):

To Client:

Thomas S. Hughes
eConnect
2500 Via Cabrillo Marina, Suite 112
San Pedro, California 90731

To Consultant:

Richard Epstein
12147 N.W. 9th Drive
Coral Springs, Florida 33071

(1)  Governing Law.

This Agreement shall be governed by the interpreted in accordance with the laws of the State of California without reference to its conflicts of laws rules or principles. Each of the parties consents to the exclusive jurisdiction of the federal courts of the State of California in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

(m)  Consents.

The person signing this Agreement on behalf of each party hereby represents and warrants that he has the necessary power, consent and authority to execute and deliver this Agreement on behalf of such party.

(n)  Survival of Provisions.

The provisions contained in paragraphs 3, 5, 6, and 7 of this Agreement shall survive the termination of this Agreement

(o) Execution in Counterparts.

This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties have caused this agreement to be executed and have agreed to and accepted the terms herein on the date written above.

eConnect


By: /s/  Thomas S. Hughes
Thomas S. Hughes, President


Richard Epstein


/s/  Richard Epstein
Richard Epstein

                            EX-10.16
                            AGREEMENT


This agreement states that eConnect agrees to pay Richard Epstein a monthly fee of 300,000 shares per month for a period of two years to consult with the Company as regards eCashPad strategic alliances, partner country strategic alliances, acquisitions, and introductions into the brokerage community.

/s/  Thomas S. Hughes
Thomas S. Hughes
Chairman and CEO
February 12, 2000


/s/  Richard Epstein
Richard Epstein
February 12, 2000