Form 10QSB
period 2001-03-31
ECONNECT
filed 2001-05-22
CIK 911934

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR

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

As of March 31, 2001, the Registrant had 253,566,707 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes    No X.

(1)  See Other Information

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                               5

         CONSOLIDATED STATEMENT OF
         STOCKHOLDERS' DEFICIT FOR THE
         THREE MONTHS ENDED MARCH 31, 2001                               6

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                               8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     10

ITEM 2.  PLAN OF OPERATION                                              12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            29

ITEM 5.  OTHER INFORMATION                                              29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               30

SIGNATURE                                                               30

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                  eCONNECT
                        CONSOLIDATED BALANCE SHEET
                             March 31, 2001
                               (Unaudited)

                                  ASSETS

Current assets
Cash                                                          $    64,650
Receivable from equity funding line                               243,900
Accounts receivable                                                48,881
Total current assets                                              357,431

Fixed assets, net                                                 427,948

Other assets
Investment in equity-method investee                               48,040
Intangible asset, net                                             334,363
Purchased software, net                                         1,334,839
Deposit                                                            38,820
Other assets                                                      272,024
                                                                2,028,086

Total assets                                                    2,813,465

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                2,319,286
Accrued liabilities                                             3,614,993
Due to consultants                                                 22,000
Due to related parties                                          3,698,816
Notes payable                                                   2,302,906
Total current liabilities                                      11,958,001

Total liabilities                                              11,958,001

Commitments and contingencies                                           -

Stockholders' deficit
Common stock; $.001 par value; 300,000,000
shares authorized, 253,566,707 shares
issued and outstanding                                            253,567

Additional paid-in capital                                    144,006,010

Due from related party - secured by
Company's common stock                                                  -
Common stock issued for prepaid consulting
Services                                                       (4,082,726)
Minority interest in consolidated subsidiary                     (122,154)
Accumulated deficit                                          (149,199,233)
Total stockholders' deficit                                    (9,144,536)
Total liabilities and stockholders' deficit                     2,813,465

                See Accompanying Notes to Financial Statements

                                 eCONNECT
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                       For the three months ended March 31
                                       2001                          2000
                                                                (RESTATED)

Revenue
Sports books loss                      $     (4,170)             $      -
E-Commerce sales                              1,179                     -
Gross loss                                   (2,991)                    -

Operating expenses
Stock based compensation                  1,966,051            36,897,970
Consulting                                  231,293               804,842
Public relations                             74,730               570,926
Professional fees                           117,858               126,148
Research and development                     54,300             1,218,764
Wages                                       466,356                     -
Amortization and depreciation               258,343               223,183
General and administrative                  236,926             1,393,429
Total operating expenses                  3,405,857            41,235,262

Net loss from operations                 (3,408,848)          (41,235,262)

Other income (expense)
Interest income                                   -                87,350
Interest expense                           (167,602)                    -
Loss on investments                               -              (280,366)
Cancellation fee                           (526,212)                    -
Total other income (expense)               (693,814)             (193,016)

Net loss before provision for
income taxes                             (4,102,662)          (41,428,278)
Provision for income taxes                        -                     -
Net loss                                 (4,102,662)          (41,428,278)

Basic and diluted loss per common
Share                                         (0.02)                (0.31)

Basic and diluted weighted average
common shares outstanding               229,955,475           132,187,512

               See Accompanying Notes to Financial Statements

                                  eCONNECT
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                (Unaudited)


                 Common Shares           Common Shares
           Number           Add'l        Issued   Minority   Accumu   Total
           Of               Paid         for      Interest   lated    Share
           Shares           in           pre      in         Deficit  Holders'
                   Amount   capital      paid     Consoli             Deficit
                                         Consol   dated
                                         sult     subsi
                                         ing       diaries
                                         serv
                                         ices

Balance
December
31, 2000
214,074,197 214,074 131,758,828 (1,271,655) (92,308) (145,126,417) $(14,517,478)

Issuance
of common
shares for
prepaid
consulting
services

11,800,000  11,800   4,135,130 (4,146,930)        -             -             -

Amortiza
tion of
prepaid
consulting
services

         -       -           -  1,335,859         -             -     1,335,859

Issuance
of common
shares in
satis
faction of
due to
related
parties

 8,000,000   8,000   3,688,243          -         -             -    3,696,243

Issuance
of common
shares in
satisfac
tion of due
to
consultants

 2,400,000   2,400   2,018,047          -         -             -    2,020,447

Common shares
issued for cash
related to
exercise of
Warrants

   702,313     702      64,161          -         -             -       64,863

Common shares
issued for cash

 8,614,150   8,614   1,208,886          -         -             -    1,217,500

Common shares
issued for
services
related to
exercise of
warrants with
a strike price of
$0.26

    74,113      74      19,102          -         -             -       19,176

Issuance of
common shares
in satisfaction
of advance
on equity
funding line

 2,118,975   2,119     204,481          -         -             -      206,600

Issuance of
common shares
for
receivable from
equity funding
line

 2,501,538   2,502     241,398          -         -             -      243,900

Common shares
issued for
services

 2,246,806   2,247     224,273          -         -             -      226,520

Common shares
issued for
interest

 1,034,615   1,035     108,739          -         -             -      109,774

Warrants
granted for
interest

         -       -       9,275          -         -             -        9,275

Warrants
granted in
satisfaction
of promissory
note payable,
including
interest of
$265,447

         -       -     325,447          -         -             -      325,447

Net loss

         -       -           -          -   (29,846)    (4,072,816) (4,102,662)

Balance
March 31 2001

253,566,707 253,567   144,006,010 (4,082,726) (122,154)(149,199,233)(9,144,536)

                 See Accompanying Notes to Financial Statements

                                  eCONNECT
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           For the three months ended March 31
                                            2001                       2000
                                                                     (RESTATED)

Cash flows from operating activities:
Net loss                                   $   (4,102,662)       $(41,428,278)

Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation                     258,343             223,183
Stock based compensation                        1,966,051          36,897,970
Loss on investments                                     -             280,366

Changes in operating assets and liabilities:
Change in stock subscription
receivable                                              -             220,176
Change in due from related party                        -              50,000
Change in accounts receivable                     (32,123)                  -
Change in other assets                           (166,412)            (11,012)
Change in due from related party -
secured by Company's common stock                       -          (1,112,647)
Change in accounts payable                        208,613             139,234
Change in accrued liabilities                     581,620             (32,885)
Change in due to consultants                       22,000                   -
Change in due to related parties                  351,650             966,740
Change in stockholder loan payable                      -            (350,000)
Net cash used by operating activities            (912,920)         (4,157,153)

Cash flows from investing activities:
Purchase of fixed assets                           (7,800)           (109,653)
Purchase of purchased software                          -                   -
Cost of investments                                     -            (706,200)
Net cash used by investing
activities                                         (7,800)           (815,853)

Cash flows from financing activities:
Proceeds from issuance of notes payable           150,000                   -
Principal payments on notes payable              (460,000)                  -
Proceeds from issuance of common stock          1,282,363           6,094,096
Net cash provided by financing
activities                                        972,363           6,094,096

Net increase in cash                               51,643           1,121,090
Cash, beginning of period                          13,007             126,172
Cash, end of period                                64,650           1,247,262

Supplemental disclosure of cash flow:
Cash paid for interest                                  -                   -
Cash paid for taxes                                     -                   -

Schedule of non-cash investing and
financing activities:
2,501,538 common shares issued for
receivable
from equity funding line                          243,900                   -

11,800,000 common shares issued for
prepaid consulting services                     4,146,930                   -

8,000,000 common shares issued in
satisfaction of due to related parties          3,696,243                   -

2,400,000 common shares issued in
satisfaction of due to consultants              2,020,447                   -

2,118,975 common shares issued in
satisfaction of advance on equity
funding line                                      206,600                   -

Warrants granted in satisfaction of
promissory note payable, not
including interest of $265,447                     60,000  $                -

Remaining consideration of the
acquisition of PowerClick, Inc.
recorded as due to affiliate                            -           1,725,000

2,000,000 common shares issued related
to the acquisition of PowerClick,
Inc.                                                    -             325,000

666,667 common shares issued for
accounts payable                                        -             550,000

6,000,000 common shares issued for
officer bonus payable                                   -           4,800,000

203,865 common shares issued for Stock
subscription payable                                    -              81,546

200,000 common shares issued related
to the acquisition of Top Sports,
S.A.                                                    -              47,032

                 See Accompanying Notes to Financial Statements

                                  eCONNECT
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2000 of eConnect ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.  ADVANCE FROM EQUITY FUNDING LINE

As of March 31, 2001, a receivable from equity funding line totaling $243,900 relates to shares of the Company's common stock issued to Alpha Venture Capital, Inc. related to the Regulation D Common Stock Private Equity Line Subscription Agreement. This balance has been received prior to the filing of this Form 10-QSB.

3.  CANCELLATION FEE

During October 2000, the Company entered into an agreement to acquire all the assets of Broadband Video, Inc. in exchange for 10,000,000 shares of common stock, 3,000,000 warrants to purchase common stock for $1.00 per share which expire on December 31, 2001. The Company did not complete, and does not intend to complete, this transaction and has agreed to issue 3,600,000 shares of common stock as a cancellation fee. For the three months ended March 31, 2001, the Company has recorded an expense related to this fee totaling $526,212 which is reflected in the consolidated statements of operations. As of March 31, 2001, the Company has not issued such shares related to this fee and has reflected this amount as accrued liabilities in the accompanying consolidated balance sheet.

4.  STOCK BASED COMPENSATION

As of March 31, 2001 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling $1,966,051 and $36,897,970, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:

                                               March 31      March 31
                                                 2001          2000

Consulting                                     $1,581,555    $33,065,494
Public relations                                        -      2,355,023
Research and development                                -      1,169,529
Interest                                          384,496              -
Investor relations                                      -        307,924
Total stock based compensation                  1,966,051     36,897,970

5.  GOING CONCERN

The Company incurred a net loss of approximately $4,103,000 for the three months ended March 31, 2001. The Company's current liabilities exceed its current assets by approximately $11,601,000 as of March 31, 2001. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products to generate future revenues and elect new directors to the board. The Company will also seek additional sources of capital through the issuance of debt equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

The Registrant is presently selling the eCashPad for $59.95 and expects to substantially lower the price by the following year. The Registrant estimates a web merchant base of 10,000 merchants to be developed over the next three quarters with a minimum universe of 50,000 eCashPads generating 20 monthly transactions per month.

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

Global Internet Cash Games will be a service of the Registrant which will provide support services for Internet companies offering games of skill and games of chance whereby players are using their eCashPad with ATM card and PIN entry to effect on line cash transactions. One projected gaming service will be the "International", which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and China, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

In February 2000, the Registrant consummated an acquisition agreement with PowerClick, Inc., a Nevada corporation, whereby the Registrant acquired 50% of the outstanding capital stock of this Registrant.
PowerClick, Inc. owns and operates a website that provides a wide range of products and services to the public, and is intended to be used as a vehicle to promote the use of the "Bank Eyes Only" system.

Artaste.com, a second business unit of the Registrant, has taken the first quarter to develop the site and in the second quarter will begin to offer special one day auctions with respected artists selling their works. In the Gallery, juried exhibitions of nationally recognized artists who bring their own following will begin. Special exhibits from collectors will also be presented. This is expected to begin in the third quarter of 2001.

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

Current Developments.

(a)  PowerClick, Inc.

In the Form 10-KSB for the year ended December 31, 2001, it was reported that on October 21, 2000, the Registrant and PowerClick, Inc. agreed to a settlement of the actions between the parties and a mutual release and that the Registrant would purchase an additional 30% of PowerClick (giving a total ownership to the Registrant of 80%) in exchange for:

conversion of the 6,000,000 restricted shares of Registrant's common stock currently held by PowerClick into freely trading shares of the Registrant (under Rule 144);

the issuance to PowerClick of warrants for the purchase of 4,000,000 shares of freely trading common stock of the Registrant (exercisable at $1.00 per share until October 21, 2003;

capping the cash portion of the original acquisition as $750,000; and

decreasing the value of the transaction to $2,050,000.

The Registrant has now made the determination not to acquire the additional 30% of PowerClick. Therefore, the Registrant has cancelled the warrants for the 4,000,000 shares of common stock; the remaining portions of the settlement have already been completed.

(b)  Broadband Video, Inc.

In the Form 10-KSB for the year ended December 31, 2001, it was reported that on October 4, 2000, the Registrant entered into an agreement to acquire all the assets of Broadband Video, Inc. in exchange for 10,000,000 shares of common stock, 3,000,000 warrants to purchase common stock for $1.00 per share which expire on December 31, 2001. After conducting a due diligence review, the Registrant did not complete, and does not intend to complete, this transaction and has agreed to issue 3,600,000 shares of common stock as a cancellation fee (see Exhibit 10.2 to this Form 10-QSB). For the three months ended March 31, 2001, the Registrant has recorded an expense related to this fee totaling $526,212 which is reflected in the consolidated statements of operations. As of March 31, 2001, the Registrant has not issued such shares related to this fee and has reflected this amount as accrued liabilities in the accompanying consolidated balance sheet.

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks.
Among these risks are the following:

(a)  Development Stage of Products.

The Registrant is currently selling the eCashPad. The Registrant's PocketPay will require significant additional investment in research and development and will require substantial additional resources. The eCashPad has met all necessary regulatory approvals (Federal Communicatons Commission and Underwriters Laboratories) and is now ready for mass market consumer sales. The Registrant is confident that, based on the approvals of the eCashPad, that the new product line such as the PocketPay will also meet similar approvals for market usage.

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

(b)  No Positive Revenues, History of Operating Loss and Accumulated Deficit.

The Registrant has had almost no positive revenue to date.
Although the Registrant has been involved with e-commerce since 1999, it has been primarily engaged in research and development. The Registrant has incurred significant losses from operations: Net loss from operations of $19,068,529 for the fiscal year ended December 31, 1999, $107,809,363 for the fiscal year ended December 31, 2000, and $3,408,848 for the three months ended March 31, 2001. At March 31, 2001, the Registrant had an accumulated deficit of $149,199,233 (the majority of which resulted from stock issued for services). The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully complete development and testing of, obtain regulatory approvals for, and market or license its primary products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

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

(e)  Risks in Connection with Approval of Regional ATM Networks.

Within the United States market, the Registrant is closely working with National Data Funding Corporation to secure the go ahead for regional
ATM card networks for an eCashPad ATM card with PIN entry "Bank Eyes Only"(tm) Internet payment. Such network currently permit the usage of credit cards on their systems. Thus, a substantial part of the Registrant's strategy is based on ATM card with PIN entry Internet payments, and the Registrant may not receive bank approvals from the regional ATM card networks in the United States for such transactions. In such case, this payment system could not be used in the United States, which could substantially affect the prospects of the Registrant in this country. Even though this type of payment system has already been approved in the Dominican Republic and Ireland, and may be approved elsewhere outside the United States, the Registrant would expect that a substantial portion of its projected revenues would come form United States based transactions. The Registrant has received verbal approval to begin an eCashPad ATM card with PIN pilot in the second quarter over a small ATM card network.

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

(g)  Competition in Internet Commerce.

The Registrant anticipates substantial competition in the development of the PERFECT industry and the "Bank Eyes Only"(tm) internet application in particular. The Registrant believes that the marketplace is large enough to absorb many competitor companies who may focus on ancillary aspects of the PERFECT industry such as the development of hardware or of merchant sign ups, rather than on the core business of the Registrant which is the processing of transactions.

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

(l)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant (the accounting manager does have an employment agreement with the Registrant); therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements.
Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

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

(m)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately
7% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it may be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant any proposed investments for its valuation.

(p)  Non-Cumulative Voting

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

Some of the substantive provisions include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders. It is currently anticipated that the Registrant will not be subject to Section 2115 which, in addition to other areas of the law, will subject the Registrant to
Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as stated below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Securities and Exchange Commission Action (March 12, 1999).

On March 12, 1999, the Securities and Exchange Commission ("SEC") filed a complaint alleging the Registrant had failed to make available to the investing public current and accurate information about its financial condition and results of operations through the filing of periodic reports as required by the Securities Exchange Act of 1934 (specifically, the Form 10-KSB for the 1997 and 1998 fiscal years, the Form 10-QSB for each of the first three quarters of fiscal 1998, and the corresponding Notifications of Late Filings (Form 12b-25)). The SEC sought in this action to compel the Registrant to file delinquent reports and enjoin the Registrant from further violations of the reporting requirements. The Registrant consented to the entry of a final judgment granting the relief sought by the SEC.

Although this action has been concluded, since the permanent injunction was entered the Registrant has been late with the following reports:

Form 10-QSB for the quarter ended February 28, 1999 (due by April 29, 1999 because of the filing of a Form 12b-25) - filed with the SEC on May 28, 1999.

Form 10-QSB for the quarter ended June 30, 1999 (due by August 14,
1999) - filed with the SEC on August 23, 1999 (due to an error in the CIK code for the Registrant entered on the EDGAR electronic filing system).

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

Form 10-KSB for the fiscal year ended December 31, 2000 (due by April 16, 2001) - filed on April 25, 2001.

Form 10-QSB for the quarter ended March 31, 2001 (due by May 21, 2001)
- filed on May 22, 2001.

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

No class was certified in connection with any of these actions. All cases have been combined into one case before the Honorable Margaret M. Morrow, entitled In Re eConnect, Inc. Securities Litigation, Master File No. 00-02674 MMM (JWJx). Negotiations are underway regarding the settlement of these actions.

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

The Registrant has reached a settlement in principle with the plaintiffs, pursuant to which $350,000 was paid to plaintiffs' counsel. A warrants component of the settlement is still being finalized with plaintiffs' counsel. The Registrant anticipates that the settlement will be negotiated in full by May 2001, and that the Court will approve the settlement by or before June 2001.

Quantum Leap Litigation

On September 16, 1999, Quantum Leap Media, Inc. filed a complaint in
United States District Court, Central District of California against Greg Maxwell (Case No. CZ 00-10279 HM). This action alleged claims of fraud, conversion and breach of contract against Maxwell in connection with Maxwell's alleged misappropriation of intellectual property owned by plaintiffs. Subsequently, on October 20, 2000, Maxwell filed counterclaims against plaintiffs and their directors, officers and shareholders for breach of contract and fraud, among other things. Among the parties named as a counterclaim defendant was the Registrant, solely on account of its alleged ownership of common stock of plaintiff PowerClick, Inc. Subsequently, Maxwell amended his counterclaims on two consecutive occasions, before the Registrant had an opportunity to test the legal sufficiency of Maxwell's counterclaims by motion. Then, on March 6, 2001, the parties reached a binding settlement, with the Registrant paying nothing to any party.

Employment Agreement - President/Chief Operating Officer.

On March 21, 2000, the Registrant consummated an amended employment agreement with Steven Pazian for the position of President and Chief Operating Officer for the Registrant (see Exhibit 10.41 to this Form 10-
KSB). On April 17, 2000, the Registrant terminated this individual as President and Chief Operating Officer of the Registrant. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Registrant to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Registrant's common stock within the first 90 days of the executive's employment.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the three month period ended on March 31, 2001:

(1) On January 5, 2001, the Registrant issued a warrant covering the purchase of 1,000,000 shares of common stock, exercisable upon issuance at $1.00 per share through June 30, 2002, to an individual in connection with the repayment of a $60,000 loan (plus accrued interest) made to the Registrant.

(2) On January 17, 2001, the Registrant issued 3,000,000 shares of common stock to Paul Egan in connection with completing the acquisition of Top Sports, S.A. by the Registrant.

(3) On January 16, 2001, the Registrant issued 1,800,000 shares of common stock to Richard Epstein; on February 28, 2001, the Registrant issued an additional 15,000,000 shares of common stock to Mr. Epstein. A total of 5,000,000 shares relate to satisfaction of a Registrant obligation to Mr. Epstein totaling $983,475 at December 31, 2000. The remaining 11,800,000 shares were issued in advance and has been recorded by the Registrant as prepaid consulting services during this period approximating $4,147,000.

(4) On February 2, 2001, the Registrant issued 50,000 shares of common stock and a warrant for the purchase of 50,000 shares of common stock, exercisable upon issuance through June 30, 2002. These shares and warrant were issued in connection with a penalty in connection with the non-payment of a loan to the Registrant.

(5) On March 1, 2001, the Registrant issued 12,307,625 shares of common stock purchased for cash under a common stock purchase agreement with Alpha Venture Capital, Inc. at a price equal to 82% of the average closing bid price for the five business days immediately following a put notice to the Registrant.

(6) Between March 15, 2001 and March 23, 2001, the Registrant issued a total of 1,225,000 shares of common stock to four individuals in exchange for consulting services to be rendered to the Registrant (1,000,000 of these shares were issued in error to two individuals and are in the processing of being cancelled).

No commissions or fees were paid in connection with these sales.
These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D, and similar provisions under state securities laws and regulations.

Use Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

(a) In connection with a Regulation D Common Stock Private Equity Line Subscription Agreement with Alpha Venture Capital, Inc., dated September 28, 1999, 6,600,882 of the shares sold under this agreement are being held by Alpha for future advances on the Subscription Agreement. Accordingly, the 6,600,882 shares of the Registrant's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Registrant's common stock at March 31, 2001.

(b) The number of issued and outstanding shares of common stock as of March 31, 2001 as shown on the Form 10-KSB for the year ended December 31, 2000, and a recently filed Form SB-2/A, is 256,566,707. This number is not correct through a typographical error; the correct number is 253,566,707.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the first quarter of the fiscal year covered by this Form 10-QSB

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  eConnect


Dated: May 21, 2001                              By: /s/ Thomas S. Hughes
                                                 Thomas S. Hughes, President

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

3.5    Bylaws, dated May 14, 1999 (incorporated by reference to Exhibit
       3.3 of the Form SB-2/A filed on July 22, 1999).

3.6    Amended and Restated Bylaws, dated September 15, 2000
      (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on November 14, 2000).

4.1    Addendum to Common Stock Purchase Agreement between the
       Registrant and Alpha Venture Capital, Inc., dated February 13, 2001 (incorporated by reference to Exhibit 4.78 of the Form SB-2/A filed on May 2, 2001).

4.2 Line of Credit Agreement between the Registrant and Alliance Equities, dated March 5, 2001 (incorporated by reference to
       Exhibit 4.79 of the Form SB-2/A filed on May 2, 2001).

4.3 Debenture issued by the Registrant to Richard Epstein, dated March 20, 2001 (incorporated by reference to Exhibit 4.80 of the Form SB-2/A filed on May 2, 2001).

4.4 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated April 27, 2001
      (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 2, 2001).

4.5 Consulting Services Agreement between the Registrant and Francis Mecoli, dated March 19, 2001 (incorporated by reference to
       Exhibit 4.2 of the Form S-8 filed on May 2, 2001).

4.6 Consulting Services Agreement between the Registrant and William West, dated March 20, 2001 (incorporated by reference to Exhibit
       4.3 of the Form S-8 filed on May 2, 2001).

4.7 Consulting Services Agreement between the Registrant and Marc Tow, dated March 20, 2001 (incorporated by reference to Exhibit
       4.4 of the Form S-8 filed on May 2, 2001).

4.8 Consulting Services Agreement between the Registrant and Felix Campos, dated March 20, 2001 (incorporated by reference to
       Exhibit 4.5 of the Form S-8 filed on May 2, 2001).

4.9 Consulting Services Agreement between the Registrant and Mark Christ, dated March 20, 2001 (incorporated by reference to
       Exhibit 4.6 of the Form S-8 filed on May 2, 2001).

4.10   Consulting Services Agreement between the Registrant and Thomas
       A. Sandelier, dated March 20, 2001 (incorporated by reference to
       Exhibit 4.7 of the Form S-8 filed on May 2, 2001).

4.11 Consulting Services Agreement between the Registrant and Prince Saud Al-Faisal, dated March 20, 2001 (incorporated by reference to Exhibit 4.8 of the Form S-8 filed on May 2, 2001).

4.12 Consulting Services Agreement between the Registrant and Ralph DiFelice, dated March 20, 2001 (incorporated by reference to
       Exhibit 4.9 of the Form S-8 filed on May 2, 2001).

10.1 Letter of Intent between the Registrant and eConnect Caribbean. S.A., dated March 12, 2001 (incorporated by reference to Exhibit
       10.54 of the Form SB-2/A filed on May 2, 2001).

10.2 Loan Agreement between the Registrant and Perro Corp., dated March 26, 2001 (see below).

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 23, 1999).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on March 15, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form SB-2 POS filed on September 12, 2000).

                                   EX-10.2

                                LOAN AGREEMENT


This Agreement is made and entered into this 26th day is March 2001 by and between PERRO CORP, a Nevada Corporation, whose address is 4413 Matilija Avenue, Sherman Oaks, CA 91423 (hereinafter referred to as "PERRO") and ECONNECT, Inc., a publicly held corporation organized under and pursuant to the laws of the State of Nevada with principal offices located at 2500 Via Cabrillo Marina, Suite 112, San Pedro, CA 90731 (hereinafter referred to as "ECNC").

WHEREAS, PERRO is in the business of assisting funding of real estate-based business loans directly and through associated brokers, and

WHEREAS, ECNC has a Seven Million Dollar credit line that becomes effective when its SB-2 is approved by the SEC (estimated to be approved within 10 days of this Agreement), and

WHEREAS, ECNC is in need of a bridge loan to file an SEC required SB-2 and an annual 10K, and

WHEREAS, ECNC needs additional consulting services and funds to complete the development of its CASH-PAD technology and its introduction into the Internet merchants market.

NOW, THEREFORE, for and in consideration of the mutual promises and considerations herein contained, the Parties agree as follows:

1. PERRO will lend ECNC the sum of ONE HUNDRED THOUSAND DOLLARS ($100,000.00) for a period not to exceed 90 days from the date of this Agreement. Said funds are to be personally guaranteed by Tom Hughes and ECNC. The interest rate on the loan is 12% APR. This loan can be repaid before the due date without penalty at the option of ECNC.

2. ECNC agrees to set aside 2,000,000 shares of free trading Company stock that can be purchased directly from PERRO or designee from the date of the SB-2 closing and up to 120 days thereafter at 15% discount on the preceding 5-day trading stock closing average.

3. ECNC will also secure the loan with 500,000 shares of free trading Company stock within 5 days of the SB-2 closing and place said shares into an escrow account in favor of PERRO.

4. At the end of the 90-day period or sooner, the loan may be repaid with the stock in the escrow account or by cash in the amount of $100,000.00 plus interest at the option of ECNC. If payment is made in cash, the stock is released back to ECNC Treasury. An additional payment of $22,000.00 for consultant services will be made to PERRO by ECNC at the same time the loan is repaid.

5. ECNC will provide a Board of Directors resolution to complete the Acquisition of the assets of Broadband Video in accordance with the signed Asset Purchase Agreement under the following conditions:

(a)  Zoom-TV technology must be proven and tested by tech officers of ECNC.

(b)  Zoom-TV technology must be compared to competition as still good product.

(c) Zoom-TV technology business model is determined to be viable and profitable.

6. ECNC will provide a Board of Directors resolution and a letter to its stock transfer agent to issue upon the approval of the SB-2, 3,600,000 free trading stock shares to the shareholders of Broadband Video, based on ECNC's cancellation fee if not purchasing Broadband Video.

7. In the event that ECNC elects to purchase Broadband Video then the full terms of the Assets Purchase Agreement will be honored.

8. PERRO will arrange for the consulting services to be provided at the Cost to ECNC via the purchase of 500,000 shares from the date of the SB-2 closing and up to 120 days thereafter at 15% discount on the Closing 5 day trading average. NGN, a provider computer software and integration support, and Throne Partners, a provider of multitude contact access to Internet merchants, will provide these consulting services.

9. The provisions of this Agreement insure to the benefit of and be binding upon the Parties hereto, and their respective heirs, legatees, personal representatives, successor and assigns.

10. The Parties agree to execute and deliver forthwith such additional documents and instruments as shall be reasonably necessary or desirable to carry out or more effectively implement the provisions of this Agreement.

11. This Agreement contains the entire understanding of the Parties and supersedes any prior or written agreement between them with respect to the subject matter contained herein. There are no representations, agreements, arrangements or understandings, oral or written, which are not fully expressed herein.

12. This Agreement is subject to amendment or modification only in writing and only with the consent of both parties.

13. The laws of the State of California hereto shall govern all questions with respect to the construction of this Agreement and the rights and liabilities of the parties.

14. If any legal action is necessary to enforce the terms of this Agreement, such action shall be brought within the county of Los Angeles, State of California, and the prevailing party shall be entitled to reasonable attorney's fee's and costs, in addition to any other relief to which he may be entitled

15. In the event any of the provisions of this Agreement are determined to be invalid, or unenforceable, the same shall be deemed servable from the remainder of this Agreement, and shall not cause the invalidity or unenforceability of this Agreement.

IN WITNESS WHEREFORE, the Parties hereto executed this Agreement as of the day and year first above written.

ECONNECT                                       PERRO CORP.


By: /s/  Thomas Hughes                         By: /s/  Jerome J. Perrone
Thomas Hughes                                  Jerome J. Perrone
CEO                                            President