Form 10QSB
period 2001-06-30
ECONNECT
filed 2001-08-13
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value; Class A Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

As of June 30, 2001, the Registrant had 301,556,118 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes    No X.

(1)  See Other Information




































                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                    eCONNECT
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                              June 30, 2001
                                                                          --------------------
                                              ASSETS
Current assets
      Accounts receivable                                                      $       2,601
                                                                               -------------
           Total current assets                                                        2,601

Fixed assets, net                                                                    254,577

Other assets
      Investment in equity-method investee                                                --
      Intangible asset, net                                                          275,624
      Purchased software, net                                                      1,154,596
      Deposit                                                                        234,819
      Other assets                                                                    19,002
                                                                               -------------
                                                                                   1,684,041
                                                                               -------------

Total assets                                                                   $   1,941,219
                                                                               =============
                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                         $   2,655,516
      Accrued liabilities                                                          3,206,868
      Due to consultants                                                              22,000
      Due to related parties                                                       3,608,141
      Settlement liabilities                                                       1,605,000
      Advance on equity funding line                                                 500,000
      Notes payable                                                                1,944,406
                                                                               -------------
           Total current liabilities                                              13,541,931
                                                                               -------------
           Total liabilities                                                      13,541,931

Commitments and contingencies                                                             --

Stockholders' deficit
      Common stock; $.001 par value; 500,000,000
         shares authorized, 290,955,236 shares
         issued and outstanding                                                      290,956
      Additional paid-in capital                                                 147,378,721
      Due from related party - secured by
        Company's common stock                                                            --
      Common stock issued for prepaid consulting
         services                                                                 (2,746,867)
      Minority interest in consolidated subsidiary                                  (274,785)
      Accumulated deficit                                                       (156,248,737)
                                                                               -------------
           Total stockholders' deficit                                           (11,600,712)
                                                                               -------------

           Total liabilities and stockholders' deficit                         $   1,941,219
                                                                               =============

          See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            For the three months ended June 30, For the six months ended June 30,
                                                            ----------------------------------- ---------------------------------
                                                                 2001         2000 (RESTATED)        2001       2000 (RESTATED)
                                                            -------------    ------------------ -------------   ---------------
Revenue
     Sports books loss                                      $         --      $          --     $          --    $          --
     E-Commerce sales                                                425                 --             1,604               --
                                                            ------------      -------------     -------------    -------------
        Gross loss                                                   425                 --             1,604               --

Operating expenses
     Stock based compensation                                  2,410,142         10,669,447         4,376,193       47,567,417
     Consulting                                                  334,356          1,690,535           565,649        2,886,875
     Public relations                                              8,430            112,207            83,160          683,133
     Professional fees                                           223,799            211,093           341,657          337,241
     Research and development                                         --             86,807            54,300          914,073
     Wages                                                       533,008            877,277           999,364          877,277
     Amortization and depreciation                               413,125            561,944           671,468          785,127
     General and administrative                                  291,292            750,537           477,409        2,119,047
                                                            ------------      -------------     -------------    -------------
        Total operating expenses                               4,214,152         14,959,847         7,569,200       56,170,190
                                                            ------------      -------------     -------------    -------------
Net loss from operations                                      (4,213,727)       (14,959,847)       (7,567,596)     (56,170,190)

Other income (expense)
     Interest income                                              18,659            106,535            18,659          193,885
     Interest expense                                           (776,823)          (232,193)         (944,425)        (257,112)
     Loss on investments                                        (233,770)           (73,100)         (233,770)         (73,100)
     Settlement expense                                       (1,739,706)                --        (1,739,706)              --
     Cancellation fee                                                 --                 --          (526,212)              --
     Loss on equity method investees                                  --                 --                --         (280,366)
                                                            ------------      -------------     -------------    -------------
        Total other income (expense)                          (2,731,640)          (198,758)       (3,425,454)        (416,693)

Net loss before provision for income taxes                    (6,945,367)       (15,158,605)      (10,993,050)     (56,586,883)

Provision for income taxes                                            --                 --                --               --
                                                            ------------      -------------     -------------    -------------
Net loss from continuing operations                           (6,945,367)       (15,158,605)      (10,993,050)     (56,586,883)

Discontinued operations
     Loss from operations of gaming operations
        to be abandoned from January 1, 2001 to
        June 30, 2001 (net of income tax benefit which
        is fully allowed for)                                   (160,107)          (560,791)         (215,086)        (560,791)
     Estimated loss on disposal of gaming operations
        including losses during the phase-out period
        net of income tax benefit which is fully
        allowed for)                                             (96,661)                --           (96,661)              --
                                                            ------------      -------------     -------------    -------------
                                                                (256,768)          (560,791)         (311,747)        (560,791)

Net loss                                                    $ (7,202,135)     $ (15,719,396)    $ (11,304,797)   $ (57,147,674)
                                                            ============      =============     =============    =============
Earning per share
     Loss from continuing operations                        $     (0.026)     $      (0.095)    $      (0.042)   $      (0.387)
     Loss from discontinued operations                            (0.001)            (0.003)           (0.001)          (0.004)
     Loss on abandonment of gaming operations                     (0.000)                --            (0.000)              --
                                                            ------------      -------------     -------------    -------------
     Net loss                                               $     (0.026)     $      (0.098)    $      (0.043)   $      (0.391)
                                                            ============      =============     =============    =============

     Basic and diluted weighted average
        common shares outstanding                            272,055,540        160,283,677       260,794,243      146,235,595
                                                            ============      =============     =============    =============

          See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)


                                                                         Common shares                           Common shares
                                                                 -----------------------------     Additional  Issued for Prepaid
                                                                  Number of                         Paid-in        Consulting
                                                                   Shares             Amount        Capital        Services
                                                                 -------------    ------------  -------------- ------------------
Balance, December 31, 2000                                        214,074,197      $ 214,074    $ 131,758,828      $ (1,271,655)

Common shares issued for prepaid consulting
  services                                                         11,800,000         11,800        4,135,130        (4,146,930)

Amortization of prepaid consulting services                                --             --               --         2,671,718

Common shares issued in satisfaction of due to related parties      8,000,000          8,000        3,688,243                --

Common shares issued in satisfaction of due to consultants          2,400,000          2,400        2,018,047                --

Common shares issued for cash related to exercise of
  warrants                                                          1,262,313          1,262           77,864                --

Common shares issued for cash, weighted average price of  $0.109    8,689,150          8,689          515,311                --

Common shares issued for cancellation fee                           3,600,000          3,600          522,612                --

Common shares issued in satisfaction of debt related to
  exercise of warrants with a strike price of $0.04                 2,000,000          2,000           83,000                --

Common shares issued for services related to exercise of
  warrants with a strike price of $0.26                                74,113             74           19,102                --

Common shares issued in satisfaction of advance
  on equity funding line                                            6,118,975          6,119        1,053,981                --

Common shares issued for receivable from equity funding line        2,501,538          2,502          241,398                --

Common shares issued for expenses                                  19,676,806         19,677        1,886,827                --

Common shares issued for interest                                   1,034,615          1,035          108,739                --

Common stock issued in satisfaction of due to related party,
   including interest of $369,006                                   9,723,529          9,724          934,917                --

Warrants granted for interest                                              --             --            9,275                --

Warrants granted in satisfaction of promissory note payable,
   including interest of $265,447                                          --             --          325,447                --

Net loss                                                                   --             --               --                --
                                                                -------------      ---------    -------------      ------------

Balance, June 30, 2001                                          $ 290,955,236      $ 290,956    $ 147,378,721      $ (2,746,867)
                                                                =============      =========    =============      ============


                                                                        Minority
                                                                       Interest In                               Total
                                                                      Consolidated        Accumulated        Stockholders'
                                                                       Subsidiary           Deficit             Deficit
                                                                    ----------------  -----------------  -----------------
Balance, December 31, 2000                                              $ (92,308)     $ (145,126,417)     $ (14,517,478)

Common shares issued for prepaid consulting
  services                                                                     --                  --                 --

Amortization of prepaid consulting services                                    --                  --          2,671,718

Common shares issued in satisfaction of due to related parties                 --                  --          3,696,243

Common shares issued in satisfaction of due to consultants                     --                  --          2,020,447

Common shares issued for cash related to exercise of
  warrants                                                                     --                  --             79,126

Common shares issued for cash, weighted average price of  $0.109               --                  --            524,000

Common shares issued for cancellation fee                                      --                  --            526,212

Common shares issued in satisfaction of debt related to
  exercise of warrants with a strike price of $0.04                            --                  --             85,000

Common shares issued for services related to exercise of
  warrants with a strike price of $0.26                                        --                  --             19,176

Common shares issued in satisfaction of advance
  on equity funding line                                                       --                  --          1,060,100

Common shares issued for receivable from equity funding line                   --                  --            243,900

Common shares issued for expenses                                              --                  --          1,906,504

Common shares issued for interest                                              --                  --            109,774

Common stock issued in satisfaction of due to related party,
   including interest of $369,006                                              --                  --            944,641

Warrants granted for interest                                                  --                  --              9,275

Warrants granted in satisfaction of promissory note payable,
   including interest of $265,447                                              --                  --            325,447

Net loss                                                                 (182,477)        (11,122,320)       (11,304,797)
                                                                       ----------      --------------      -------------

Balance, June 30, 2001                                                 $ (274,785)     $ (156,248,737)     $ (11,600,712)
                                                                       ==========      ==============      =============

           See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                    For the six months ended June 30,
                                                                              ---------------------------------------------
                                                                                    2001                    2000 (RESTATED)
                                                                              --------------                ---------------
Cash flows from operating activities:
     Net loss                                                                  $ (11,304,797)               $ (57,147,674)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                                               671,468                      785,127
         Stock based compensation                                                  4,376,193                   47,567,417
         Cancellation fee                                                            526,212                           --
         Loss on investments                                                         233,770                           --
         Equity losses on investees                                                       --                      280,366
         Estimated loss on disposal of gaming operations                              96,661                           --
     Changes in operating assets and liabilities:
         Change in stock subscription receivable                                          --                      220,176
         Change in due from related party                                                 --                      (60,525)
         Change in due from related party -
           secured by Company's common stock                                              --                   (1,412,036)
         Change in deposits                                                               --                     (250,000)
         Change in accounts receivable                                                14,157                           --
         Change in other assets                                                       86,610                     (141,721)
         Change in accounts payable                                                  543,243                    2,007,610
         Change in accrued liabilities                                               173,495                    1,414,962
         Change in due to related parties                                          1,465,639                    2,635,827
         Change in due to consultants                                                 22,000                           --
         Change in settlement liabilities                                          1,605,000                           --
         Change in stockholder loan payable                                               --                      361,818
                                                                               -------------                -------------
                 Net cash used by operating activities                            (1,490,349)                  (3,738,653)

Cash flows from investing activities:
     Purchase of fixed assets                                                        (31,884)                    (474,310)
     Purchase of purchased software                                                       --                   (2,168,892)
     Cost of investments                                                                  --                     (980,797)
                                                                               -------------                -------------
                 Net cash used by investing activities                               (31,884)                  (3,623,999)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                         237,500                           --
     Principal payments on notes payable                                            (685,000)                          --
     Proceeds from minority interest in consolidated subsidiary                           --                       15,625
     Proceeds from equity funding line                                             1,353,500                           --
     Proceeds from issuance of common stock                                          603,226                    7,384,998
                                                                               -------------                -------------
                 Net cash provided by financing activities                         1,509,226                    7,400,623
                                                                               -------------                -------------

Net increase in cash                                                                 (13,007)                      37,971

Cash, beginning of period                                                             13,007                      126,172
                                                                               -------------                -------------
Cash, end of period                                                            $          --                $     164,143
                                                                               =============                =============
Supplemental disclosure of cash flow:
     Cash paid for interest                                                    $     107,000                $          --
                                                                               =============                =============
     Cash paid for taxes                                                       $          --                $          --
                                                                               =============                =============




           See Accompanying Notes to Consolidated Financial Statements



Schedule of non-cash investing and financing activities:
     2,501,538 common shares issued for receivable
         from equity funding line                                              $     243,900                $          --
                                                                               =============                =============
     11,800,000 common shares issued for prepaid
         consulting services                                                   $   4,146,930                $          --
                                                                               =============                =============
     8,000,000 common shares issued in satisfaction
         of due to related parties                                             $   3,696,243                $          --
                                                                               =============                =============
     2,400,000 common shares issued in satisfaction
         of due to consultants                                                 $   2,020,447                $          --
                                                                               =============                =============
     2,118,975 common shares issued in satisfaction
         of advance on equity funding line                                     $     206,600                $          --
                                                                               =============                =============
     Warrants granted in satisfaction of promissory
         note payable, not including interest of $265,447                      $      60,000                $          --
                                                                               =============                =============
     Remaining consideration of the second half acquisition of
         Top Sports, S.A. recorded as Due to related parties                   $          --                $   2,785,868
                                                                               =============                =============
     1,000,000 common shares cancelled during renegotiation
         of 99.94% of Top Sports, S.A. recorded as portion of
         due to related parties                                                $          --                $     (73,100)
                                                                               =============                =============
     8,000,000 common shares issued related to the acquisition
         of Powerclick, Inc.                                                   $          --                $   1,300,000
                                                                               =============                =============
     666,667 common shares issued for accounts payable                         $          --                $     550,000
                                                                               =============                =============
     6,000,000 common shares issued for officer bonus payable                  $          --                $   4,800,000
                                                                               =============                =============
     495,000 common shares issued for stock subscription payable               $          --                $      81,546
                                                                               =============                =============
     200,000 common shares issued related to the acquisition of
         Top Sports, S.A.                                                      $          --                $      47,032
                                                                               =============                =============


          See Accompanying Notes to Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

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

     New accounting pronouncements - On July 20, 2001, the Financial Accounting
     -----------------------------
     Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o all business combinations initiated after June 30, 2001 must us the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

2.   DISCONTINUED OPERATIONS

     During June 2001, the Company adopted a formal plan to abandon its gaming operations. As of June 30, 2001, the Company has completed the closing of all walk-in sports book located in the Dominican Republic. The assets abandoned consisted primarily of fixed assets with a net book value of approximately $26,000 and other assets of approximately $68,000 which has been recognized as part of the estimated loss on disposal of gaming operations including the losses during the phase-out period (net of income tax benefit which is fully allowed for). The Company has liabilities in the gaming operations accrued of approximately $792,000. Operating results of the gaming operations for the three and six months ended June 30, 2001 and 2000 are shown separately in the accompanying statement of operations.

3.   CANCELLATION FEE

     During October 2000, the Company entered into an agreement to acquire all the assets of Broadband Video, Inc. in exchange for 10,000,000 shares of common stock, 3,000,000 warrants to purchase common stock for $1.00 per share which expire on December 31, 2001. The Company did not complete nor intends to complete this transaction and has agreed to issue 3,600,000 shares of common stock as a cancellation fee. For the six months ended June, 2001, the Company has recorded an expense related to this fee totaling $526,212 which is reflected in the consolidated statements of operations.

4.   STOCK BASED COMPENSATION

     For the three months ended June 30, 2001 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling $2,410,142 and $10,669,447, respectively. For the six months ended June 30, 2001 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling, $4,376,193 and $47,567,417, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:

                                       Three months ended June 30,         Six months ended June 30,
                                    ---------------------------------  ---------------------------------
                                         2001               2000            2001              2000
                                    ---------------  ----------------  ---------------  ----------------
         Consulting                 $     2,041,136  $      7,181,359  $     3,622,691  $     40,246,853
         Public relations                        --           322,358               --         2,677,381
         Research and development--              --         1,220,150               --         2,389,679
         Wages                                   --           210,938               --           210,938
         Interest                           369,006                --          753,502                --
         Financing fees                          --           716,139               --           716,139
         Professional fees                       --           277,166               --           277,166
         Investor relations                      --           741,337               --         1,049,261
                                    ---------------  ----------------  ---------------  ----------------

             Total stock based
             compensation           $     2,410,142  $     10,669,447  $     4,376,193  $     47,567,417
                                    ===============  ================  ===============  ================

5.   SETTLEMENT LIABILITIES

     Former President and Chief Operating Officer for the Company - On March 21, 2000, the Company consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Company. On April 17, 2000, the Company terminated this individual as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, will be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants will vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, may potentially expose the Company to incur a liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination may have accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. On March 21, 2001, the former President and Chief Operating Officer for the Company filed a complaint for breach of contract and specific performance.

     During June 2001, funds of approximately $186,000 were set aside and subsequently granted as part of a settlement reached with the former President and Chief Operating Officer for the Company during July 2001. In addition, the Company has agreed to pay $120,000 on November 16, 2001 and 14 monthly installments of $50,000 commencing on February 16, 2002 totaling a settlement liability of $825,000 as of June 30, 2001 and a settlement expense of approximately $1,006,000.

     Goldstake Enterprises, Inc. - On October 13, 2000, the Company borrowed
     ---------------------------
     $200,000 from Goldstake Enterprises, Inc. (hereafter referred to as "Goldstake") which became due and payable on January 13, 2001. The Company also had various consulting contracts with Goldstake whereby the Company agreed to issue shares and pay a percentage of capital raised through Goldstake's efforts. During May 2001, the Company agreed to pay Goldstake $625,000 for the loan and various consulting contracts primarily in monthly installments ranging from $25,000 to $50,000 through October 2002. In addition the Company will issue 2,000,000 shares of common stock to Goldstake valued at $180,000 and Goldstake will abate the accrued interest of $66,000 the Company had recorded. As of June 30, 2001, the settlement liability related to Goldstake totaled $715,000 and a settlement expense of approximately $539,000.

     Other settlements - As of and for the six months ended the Company has
     -----------------
     settled and is involved in various legal proceedings. While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the years in which they are resolved.

6.   SUBSEQUENT EVENTS

     Purchased software - During July 2001, the Company returned the purchased
     ------------------
     software which represents licenses to use the Connex Software System used in processing e-commerce transactions. The licenses were valued at approximately $2,169,000 and amortized on a straight-line basis over three years. The Company is currently negotiating the terms of this transaction.

     Richard Epstein and Alliance Equities (company controlled by Richard
     --------------------------------------------------------------------
     Epstein, a shareholder of the Company) - During June 2001, the Company
     -------------------------------------
     agreed to issue 20,000,000 shares of the Company's common stock in satisfaction of all balances due to Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"). As of June 30, 2001, the balance due Alliance approximated $1,486,000.

7.   GOING CONCERN

     The Company incurred a net loss of approximately $7,202,000 and $11,305,000 for the three and six months ended June 30, 2001, respectively. The Company's current liabilities exceed its current assets by approximately $13,539,000 as of June 30, 2001. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and create their respective markets to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION

         The Company has now completed the full end to end Bank Eyes Only System which refers to the deployment of working eCashPads affecting card swiped credit card "present" transactions over the Internet. These transactions are first received by the eConnect Server System and then routed to VeriSign for gating into the credit card network for card authorization.

         The Company expects to implement the additional service of ATM card with PIN entry on line debit transactions within the third quarter. The Company has posted a Roll Out Schedule at the company web site http://www.econnectholdings.com.

         The Company is presently receiving on going daily orders by deployed eCashPads at the Company eConnect store which is a proof of concept site. The eCashPad is presently being sold for $59.95.

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

         The company believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The company plans to publish the "Bank Eyes Only" web merchant install download documentation during the third quarter and is confident that based on present web merchant responses to adding on the alternative payment solution of "Bank Eyes Only", that substantial numbers of web merchants will be accessible to payment by an eCashPad.

         The company plans to distribute a substantial number of promotional eCashPads during the third and fourth quarters. The company has reasonable expectations that the average eCashPad will transact 2 monthly transactions per 1,000 "Bank Eyes Only" web merchant base. Presently, the eCashPad effects credit card transactions only.

         In the third quarter, the company is confident that ATM card with PIN regional pilots with the eCashPad will begin which will enable the company to offer instant electronic cash payments by debit POS to web merchants. The company also has reason to believe that a substantial number of additional web merchants will become accessible to the service of ATM card with PIN immediate payments. Industries such as mortgage, insurance, telecommunications, collections, charity, entertainment, finance and others will begin to place upward pressure on their client base to pay by ATM card with PIN entry cash transactions. This will add more "Bank Eyes Only" accessible web merchants and will increase the monthly usage of the eCashPad.

         Registration of "Bank Eyes Only" web merchants will be pursued by a team of specialists to be hired who understand their specific industry such as phone or cable or collections and who will fully develop the pertinent "Bank Eyes Only" applications for that industry and who will develop strategic alliances within their specific industry. In addition, the company has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants. Using a revenue sharing plan from the flat fee, the company will incentivize private labels of eCashPads with expected advertising and marketing of these private label eCashPads by the vendors to their consumer base. The company is projecting an average transaction revenue of 50 cents per usage which is charged to the web merchant.

         The company is presently selling the eCashPad for $59.95 and expects to substantially lower the price in the third quarter. The company estimates a web merchant base of 10,000 merchants to be developed over the third and fourth quarters. The company estimates that the average eCashPad will generate 10 to 20 transactions monthly.

         The company also plans to activate the EzyShop service in the third quarter in which the eCashPad will be placed in public walk-in locations such as national chains of high traffic coffee shops. Working with a strategic partner who will provide the monitor and PC to enable Internet access, the company is confident that consumers will use the eCashPad to shop at "Bank Eyes Only" web merchant sites.

         It is the plan of the company to establish a full service host center by the third quarter of 2001 that certifies and processes other types of competitive hardware. The company will generate fees from these hardware vendors to process incoming transactions. Outside of the United States, the company intends to develop full service host centers.

         It is the intention of the company to establish the following full service company host centers, eConnect Ireland, eConnect China, eConnect Australia, eConnect Mexico and eConnect Brazil. Using the Internet as the medium, these full service centers will enable consumers using an eCashPad to affect country to country "Bank Eyes Only" transactions.

         The company envisions the usage of the eCashPad to effect Internet cash wagers by either ATM card with PIN or by chip card payments. Global Internet Cash Games will be a service of the company which will provide support services for Internet companies offering games of skill and games of chance whereby players are using their eCashPad with ATM card and PIN entry to effect on line cash transactions. One projected gaming service will be the "International", which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and China, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

         Artaste.com, a business unit of the company will be able to accept "Bank Eyes Only" transactions in the third quarter. In the Gallery, juried exhibitions of nationally recognized artists who bring their own following will begin. Special exhibits from collectors will also be presented. To this date, artaste.com has served as a vehicle to offer the eCashPad for sale and to generate a growing list of registered members that can be contacted for both eCashPad sales and the install of "Bank Eyes Only" at their web site. It is the plan of the company to use 10% discounts for purchases from artaste.com as an incentive for consumers to buy an eCashPad. The company is confident that revenues will be steadily generated by artaste.com in third quarter.

Forward Looking Statements.

         This prospectus contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the company's business strategies, continued growth in the company's markets, projections, and anticipated trends in the company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the company's control. The company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the company's products, competitive pricing pressures, changes in the market price of ingredients used in the company's products and the level of expenses incurred in the company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The company disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Previously reported in Form SB-2, filed July 30, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

All sales through March 31, 2001, have been previously reported. There have been no additional sales of unregistered securities since that time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 12, 2001, a Special Meeting of the Shareholders was called for the sole purpose of voting for an amendment to the Articles of Incorporation. This proposed amendment, which was offered by the Board of Directors after adopting an appropriate resolution, was to increase the authorized Shares of common stock of the registrant to 500,000,000 from 300,000,000. The amendment passed and appropriate forms were subsequently filed with the Nevada Secretary of State to formally adopt the amendment.

ITEM 5.  OTHER INFORMATION.

Information regarding previous equity lines has been previously reported. Further information regarding continuous funding for the registrant via a Common Stock Purchase Agreement is previously reported in the SB-2 filed with the Commission on July 30, 2001.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

Exhibits incorporated by reference herein are set forth in the attached Exhibit Index.

There were no reports on Form 8-K filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  eConnect

Dated: August 13, 2001                         By: /s/ Thomas S. Hughes
                                                   ----------------------------
                                                   Thomas S. Hughes,
                                                   Chairman, CEO

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

3.5    Bylaws, dated May 14, 1999 (incorporated by reference to Exhibit

       3.3 of the Form SB-2/A filed on July 22, 1999).

3.6 Amended and Restated Bylaws, dated September 15, 2000 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on November 14, 2000).

4.1 Addendum to Common Stock Purchase Agreement between the Registrant and Alpha Venture Capital, Inc., dated February 13, 2001 (incorporated by reference to Exhibit 4.78 of the Form SB- 2/A filed on May 2, 2001).

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

4.13 Form of Debenture issued by the company to CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.3 of the Form SB-2/A filed on July 22, 1999).

4.14 Registration Rights Agreement between the company and CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.2 of the Form SB-2/A filed on July 22, 1999).

4.15 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to
       Exhibit 4.2 of the Form SB-2 POS filed on September 29, 1999).

4.16 Registration Rights Agreement between the company and Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to
       Exhibit 4.3 of the Form SB-2 POS filed on September 29, 1999).

4.17 Warrant issued by the company to Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to Exhibit 4.4 of the Form SB-2 POS filed on September 29, 1999).

4.18 Amended and Restated Retainer Stock Plan for Non-Employee Directors and Consultants, dated February 1, 2000 (incorporated by reference to Exhibit
       4.1 of the Form S-8 filed on February 10, 2000).

4.19 Warrant Agreement between the company, GunnAllen Financial, Inc., and David Kern Peteler, dated May 24, 2000 (incorporated by reference to
       Exhibit 4.43 of the Form 10-QSB filed on November 14, 2000).

4.20 Amended and Restated Stock Incentive Plan, dated September 1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on September 12, 2000).

4.21 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated September 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on September 12, 2000).

4.22 Addendum To Existing Common Stock Purchase Agreement Dated September 28, 1999 between the company and Alpha Venture Capital, Inc., dated October 23, 2000 (incorporated by reference to Exhibit 4.57 of the Form SB-2/A filed on May 3, 2001).

4.23 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated November 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 20, 2000).

4.24 Amended and Restated Stock Incentive Plan (Amendment No. 2), dated November 7, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on November 20, 2000).

4.25 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated December 8, 2000 (incorporated by reference to
       Exhibit 4.76 of the Form SB-2/A filed on May 3, 2001).

4.26 Warrant to Purchase Shares of Common Stock, issued by the company to Alpha Venture Capital, Inc., dated December 8, 2000 (incorporated by reference to Exhibit 4.77 of the Form SB-2/A filed on May 3, 2001).

4.27 Addendum to Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated February 13, 2001 (incorporated by reference to Exhibit 4.78 of the Form SB-2/A filed on May 3, 2001).

4.28 Line of Credit Agreement between the company and Alliance Equities, dated March 5, 2001 (incorporated by reference to Exhibit 4.79 of the Form SB-2/A filed on May 3, 2001).

4.29 Debenture issued by the company to Alliance Equities, dated March 20, 2001 (incorporated by reference to Exhibit 4.80 of the Form SB-2/A filed on May 3, 2001).

4.30 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated April 27, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 2, 2001).

4.31 Form of Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated July 16, 2001 (incorporated by reference to
       Exhibit 4.90 of the Form SB-2 filed on July 30, 2001).

10.1 Letter of Intent between the Registrant and eConnect Caribbean. S.A., dated March 12, 2001 (incorporated by reference to Exhibit 10.54 of the Form SB-2/A filed on May 2, 2001).

10.2 Acquisition Agreement between the company and eBet.com, Inc., dated August 12, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K/A filed on November 15, 1999).

10.3 Consulting Agreement between the company and eMarkit, Incorporated, dated August 16, 1999 (incorporated by reference to Exhibit 10.9 of the Form 10-KSB filed on May 9, 2000).

10.4 Stock Exchange Agreement between the company, La Empresa Ranco Plasticos Limitada, Michael Lanes, and Jamie Ligator, dated August 31,1999 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 16, 1999).

10.5 Amendment to Agreement to License Assets dated February 18, 1997 between the company, Electronic Transactions & Technologies, and James Clinton, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 of the Form SB-2/A filed on May 3, 2001).

10.6 Agreement and Plan of Acquisition between the company and PowerClick, Inc., dated September 9, 1999 (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on May 9, 2000).

10.7 Consulting Agreement between the company and International Investor Relations Group, Inc., dated September 24, 1999 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on May 9, 2000).

10.8 Agreement between the company and Kanakaris Communications, dated October 21, 1999 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on May 9, 2000).

10.9 Letter of Commitment between the company and Rogel Technologies, dated October 23, 1999 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on May 9, 2000).

10.10 Capital Contribution Agreement between the company and SafeTPay.com, dated November 5, 1999 (incorporated by reference to Exhibit 10.15 of the Form 10-KSB filed on May 9, 2000).

10.11 Agreement between the company and Rogel Technologies, dated November 23, 1999 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on May 9, 2000).

10.12 Contract of Partnership between the company and Top Sports, S.A., dated November 20, 1999 (incorporated by reference to Exhibit 10.17 of the Form 10-KSB filed on May 9, 2000).

10.13 Agreement between the company and Alliance Equities, dated November 29, 1999 (incorporated by reference to Exhibit 10.18 of the Form 10-KSB filed on May 9, 2000).

10.14 Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.19 of the Form 10-KSB filed on May 9, 2000).

10.15 Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.20 of the Form 10-KSB filed on May 9, 2000).

10.16 Business Cooperation Agreement between the company and Top Sports, S.A., dated December 9, 1999 (incorporated by reference to Exhibit 10.21 of the Form 10-KSB filed on May 9, 2000).

10.17 Agreement between the company and Top Sports S.A., dated December 16, 1999 (incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on May 9, 2000).

10.18 Agreement between the company and eMarkit, Incorporated, dated December 29, 1999 (incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on May 9, 2000).

10.19 Shares Sales Contract between the company and Paul Egan, dated January 1, 2000 (incorporated by reference to Exhibit 10.26 of the Form SB-2POS filed on September 12, 2000).

10.20 Consultancy Agreement between the company and Paul Egan, dated January 1, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 25, 2001).

10.21 Fee Agreement between the company and Red Iguana Trading Company, Inc., dated January 2, 2000 (incorporated by reference to Exhibit 10.26 of the Form 10-QSB filed on May 30, 2000).

10.22 Consulting Services Agreement between the company and Richard Epstein, dated January 3, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 25, 2001).

10.23 Assignment of eSportsbet between the company and PowerClick, Inc., dated January 7, 2000 (incorporated by reference to Exhibit 10.27 of the Form 10-QSB filed on May 30, 2000).

10.24 Letter of Intent of Negotiation and Information Exchange between eConnect2Trade.com, Incorporated, and Empire Financial Holdings, Incorporated, dated January 21, 2000 (incorporated by reference to
       Exhibit 10.28 of the Form 10-QSB filed on May 30, 2000).

10.25 Manufacturing Agreement between the company and Asia Pacific Micro, Inc., dated January 21, 2000 (incorporated by reference to Exhibit 10.29 of the Form 10-QSB filed on May 30, 2000).

10.26 Software License, Development, and Maintenance Agreement (Dominican Republic) between the company and eFunds Corporation, dated February 3, 2000 (incorporated by reference to Exhibit 10.34 of the Form 10-QSB filed on May 30, 2000).

10.27 Agreement between the company and Burbank Coach Works, dated February 3, 2000 (incorporated by reference to Exhibit 10.35 of the Form 10-QSB filed on May 30, 2000).

10.28 Software License, Development, and Maintenance Agreement (Ireland) between the company and eFunds Corporation, dated February 4, 2000 (incorporated by reference to Exhibit 10.36 of the Form 10-QSB filed on May 30, 2000).

10.29 Acquisition Agreement between the company and PowerClick, Inc., dated February 9, 2000 (incorporated by reference to Exhibit 10.37 of the Form 10-QSB filed on May 30, 2000).

10.30 Agreement between the company and Richard Epstein, dated February 12, 2000 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on April 25, 2001).

10.31 Loan Agreement between the company and Richard Epstein, dated February 15, 2000 (incorporated by reference to Exhibit 10.38 of the Form 10-QSB filed on May 30, 2000).

10.32 PocketPay Joint Venture Agreement between the company and Pilot Island Publishing, Inc., dated March 1, 2000 (incorporated by reference to
       Exhibit 10.39 of the Form 10-QSB filed on May 30, 2000).

10.33 Letter of Intent between the company and Real Solutions, Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 10.40 of the Form 10-QSB filed on May 30, 2000).

10.34 Amended Employment Agreement between the company and Stephen E. Pazian, dated March 21, 2000 (incorporated by reference to Exhibit 10.42 of the Form 10-QSB filed on May 30, 2000).

10.35  Amended and Restated Employment Agreement between the company and Stanley
       C. Morris, dated March 22, 2000 (incorporated by reference to Exhibit
       10.43 of the Form 10-QSB filed on May 30, 2000).

10.36 China-Singapore-Hong Kong-Macao Joint Venture Agreement between the company, and Raymond Kessler and Li-Wang Kessler, dated March 27, 2000 (incorporated by reference to Exhibit 10.44 of the Form 10-QSB filed on May 30, 2000).

10.37 Amended and Restated Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.45 of the Form 10-QSB filed on May 30, 2000).

10.38 Amended and Restated Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.46 of the Form 10-QSB filed on May 30, 2000).

10.39 Master Service Agreement between the company and REAL Solutions, Ltd., dated April 13, 2000 (incorporated by reference to Exhibit 10.48 of the Form SB-2 POS filed on September 12, 2000).

10.40 Letter of Intent between the company and National Data Funding Corporation, dated May 22, 2000 (incorporated by reference to Exhibit
       10.50 of the Form 10-QSB/A filed on October 19, 2000).

10.41 Agreement between the company and Top Sports, S.A., dated June 20, 2000 (incorporated by reference to Exhibit 10.51 of the Form 10-QSB/A filed on October 19, 2000).

10.42 Asset Purchase Agreement between the company and Broadband Video, Inc., dated October 4, 2000 (incorporated by reference to Exhibit 10.52 of the Form SB-2/A filed on May 3, 2001).

10.43 Agreement for Sale and Plan of Reorganization between the company and National Data Funding Corporation, dated October 29, 2000 (incorporated by reference to Exhibit 10.53 of the Form SB-2/A filed on May 3, 2001).

10.44 Letter of Intent between the company and eConnect Caribbean. S.A., dated March 12, 2001 (incorporated by reference to Exhibit 10.54 of the Form SB-2/A filed on May 3, 2001).

10.45 Loan Agreement between the company and Perro Corp., dated March 26, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on May 22, 2001).

10.46 Purchasing Agreement between the company and 3Pea Technologies, Inc., dated June 19, 2001 (incorporated by reference to Exhibit 10.56 to the Form SB-2 filed on July 30, 2001).