Form 10QSB
period 2001-09-30
ECONNECT
filed 2001-11-14
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

As of September 30, 2001, the Registrant had 358,025,108 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes    No X.

(1)  See Other Information

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS                                           2

         CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         CONSOLIDATED STATEMENT OF
         STOCKHOLDERS' DEFICIT FOR THE
         THREE MONTHS AND NINE ENDED SEPTEMBER 30, 2001

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  PLAN OF OPERATION                                              9

PART II - OTHER INFORMATION                                            13

ITEM 1.  LEGAL PROCEEDINGS                                             13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 5.  OTHER INFORMATION                                             14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                    eCONNECT
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                            September 30, 2001
                                                          ----------------------
                               ASSETS

Current assets
  Accounts receivable                                          $        2,500
                                                               --------------
    Total current assets                                                2,500

Fixed assets, net                                                     241,935

Other assets
  Intangible asset, net                                               217,530
  Purchased software, net                                             972,505
  Deposit                                                             249,819
  Other assets                                                         23,683
                                                               --------------
                                                                    1,463,537
                                                               --------------
Total assets                                                   $    1,707,972
                                                               ==============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                             $    2,092,970
  Accrued liabilities                                               3,344,707
  Due to consultants                                                   24,000
  Due to related parties                                            2,332,400
  Settlement liabilities                                            1,460,000
  Advance on equity funding line                                      437,623
  Notes payable                                                     2,697,247
                                                               --------------
    Total current liabilities                                      12,388,947
                                                               --------------

    Total liabilities                                              12,388,947

Stockholders' deficit
  Common stock; $.001 par value; 500,000,000
     shares authorized, 358,025,108 shares
     issued and outstanding                                           358,025
  Additional paid-in capital                                      151,431,782
  Common stock issued for prepaid consulting
     services                                                      (2,402,732)
  Minority interest in consolidated subsidiary                       (274,785)
  Accumulated deficit                                            (159,793,265)
                                                               --------------
    Total stockholders' deficit                                   (10,680,975)
                                                               --------------
    Total liabilities and stockholders' deficit                $    1,707,972
                                                               ==============

          See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  For the three months ended September 30,   For the nine months ended September 30,
                                                  ----------------------------------------   ---------------------------------------
                                                            2001          2000 (RESTATED)           2001        2000 (RESTATED)
                                                           ------        -----------------         ------      ----------------
Revenue
  E-Commerce sales                                      $        689       $          --      $       2,293     $          --
                                                        ------------       -------------      -------------     -------------
     Gross loss                                                  689                  --              2,293                --

Operating expenses
  Stock based compensation                                 2,004,402          12,614,120          7,355,302        60,181,537
  Bad debt                                                    44,101               5,000             44,101             5,000
  Consulting                                                 368,638                  --            713,082         2,886,875
  Public relations                                            15,201             102,986             98,361           786,119
  Professional fees                                            3,112             405,966            344,769           743,207
  Research and development                                        15             998,745             54,315         1,912,818
  Wages                                                      388,340             358,970          1,387,704         1,236,247
  Amortization and depreciation                              262,784             575,036            934,252         1,360,163
  General and administrative                                 159,528             179,706            636,937         2,298,753
                                                        ------------       -------------      -------------     -------------
     Total operating expenses                              3,246,121          15,240,529         11,568,823        71,410,719
                                                        ------------       -------------      -------------     -------------
Net loss from operations                                  (3,245,432)        (15,240,529)       (11,566,530)      (71,410,719)

Other income (expense)
  Interest income                                                 --                  --             18,659           193,885
  Interest expense                                          (154,070)           (570,835)          (344,993)         (827,947)
  Loss on investments                                             --          (2,196,416)          (233,770)       (2,269,516)
  Settlement expense                                        (145,026)           (255,000)        (1,884,732)         (255,000)
  Cancellation fee                                                --                  --           (526,212)               --
  Loss on equity method investees                                 --                  --                 --          (280,366)
                                                        ------------       -------------      -------------     -------------
     Total other income (expense)                           (299,096)         (3,022,251)        (2,971,048)       (3,438,944)

Net loss before provision for income taxes                (3,544,528)        (18,262,780)       (14,537,578)      (74,849,663)

Provision for income taxes                                        --                  --                 --                --
                                                        ------------       -------------      -------------     -------------
Net loss from continuing operations                       (3,544,528)        (18,262,780)       (14,537,578)      (74,849,663)

Discontinued operations
  Loss from gaming operations (net of income tax
    benefit which is fully allowed for)                           --            (512,002)          (215,086)       (1,072,793)
  Estimated loss on disposal of gaming operations
    including losses during the phase-out period (net
    of income tax benefit which is fully allowed for)             --                  --            (96,661)               --
                                                        ------------       -------------      -------------     -------------
                                                                  --            (512,002)          (311,747)       (1,072,793)

Net loss                                                $ (3,544,528)      $ (18,774,782)     $ (14,849,325)    $ (75,922,456)
                                                        ============       =============      =============     =============
Earning per share
  Loss from continuing operations                       $      (0.01)      $       (0.10)     $       (0.05)    $       (0.48)
  Loss from discontinued operations                     $         --       $          --      $          --     $       (0.01)
  Loss on abandonment of gaming operations              $         --       $          --      $          --     $          --
                                                        ------------       -------------      -------------     -------------
  Net loss                                              $      (0.01)      $       (0.11)     $       (0.05)    $       (0.48)
                                                        ============       =============      =============     =============

  Basic and diluted weighted average
    common shares outstanding                            343,058,541         178,032,457        283,633,356       157,247,680
                                                        ============       =============      =============     =============

          See Accompanying Notes to Consolidated Financial Statements


                                   eCONNECT
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)




                                              Common shares                          Common shares
                                       -------------------------    Additional    Issued for Prepaid
                                         Number of                   Paid-in          Consulting
                                          Shares         Amount      Capital           Services
                                       -------------------------  --------------- ------------------

Balance, December 31, 2000              214,074,197   $ 214,074   $ 131,758,828    $ (1,271,655)

Common shares issued for
  prepaid consulting services            31,100,000      31,100       5,235,450      (5,266,550)

Amortization of prepaid
  consulting services                            --          --              --       4,135,473

Common shares issued in
  satisfaction of due to
  related parties                         8,000,000       8,000       3,688,243              --

Common shares issued in
  satisfaction of due
  to consultants                          2,400,000       2,400       2,018,047              --

Common shares issued for
  cash related to exercise
  of options and warrants                 1,337,313       1,337          78,764              --

Common shares issued for
  cash, weighted average
  price of $0.109                         8,689,150       8,689         515,311              --

Common shares issued for
  cancellation fee                        3,600,000       3,600         522,612              --

Common shares issued in
  satisfaction of due
  to related party related
  to exercise of warrants
  with a strike price of $0.04            2,000,000       2,000          83,000              --

Common shares issued for services
  related to exercise of warrants
  with a strike price of $0.26               74,113          74          19,102              --

Common shares issued in
  satisfaction of advance
  on equity funding line                 16,719,857      16,720       1,480,757              --

Common shares issued for
  receivable from equity
  funding line                            2,501,538       2,502         241,398              --

Common shares issued for expenses        21,221,806      21,222       1,986,044              --

Common shares issued for interest         2,140,615       2,141         182,623              --

Common stock issued in
  satisfaction of due to
  related party, including
  interest of $681,951                   37,673,186      37,673       2,805,644              --

Warrants granted for interest                    --          --           9,275              --

Warrants granted in satisfaction
  of promissory note payable,
  including interest of $265,447                 --          --         325,447              --

Common shares issued in satisfaction
  of promissory note payable,
  including interest of $51,950           3,333,333       3,333         148,617              --

Common shares issued in satisfaction
  of accrued interest                     1,160,000       1,160          77,548              --

Common shares issued in satisfaction
  of settlement liability                 2,000,000       2,000         255,072              --

Net loss                                         --          --              --              --
                                       ------------   ----------  -------------    ------------

Balance, September 30, 2001             358,025,108   $ 358,025   $ 151,431,782    $ (2,402,732)
                                       ============   =========   =============    ============




                                            Minority
                                           Interest In                           Total
                                           Consolidated    Accumulated        Stockholders'
                                           Subsidiary        Deficit            Deficit
                                          --------------  --------------     ---------------

Balance, December 31, 2000                 $ (92,308)    $ (145,126,417)     $ (14,517,478)

Common shares issued for
  prepaid consulting services                     --                 --                 --

Amortization of prepaid
  consulting services                             --                 --          4,135,473

Common shares issued in
  satisfaction of due to
  related parties                                 --                 --          3,696,243

Common shares issued in
  satisfaction of due
  to consultants                                  --                 --          2,020,447

Common shares issued for
  cash related to exercise
  of options and warrants                         --                 --             80,101

Common shares issued for
  cash, weighted average
  price of $0.109                                 --                 --            524,000

Common shares issued for
  cancellation fee                                --                 --            526,212

Common shares issued in
  satisfaction of due
  to related party related
  to exercise of warrants
  with a strike price of $0.04                    --                 --             85,000

Common shares issued for services
  related to exercise of warrants
  with a strike price of $0.26                    --                 --             19,176

Common shares issued in
  satisfaction of advance
  on equity funding line                          --                 --          1,497,477

Common shares issued for
  receivable from equity
  funding line                                    --                 --            243,900

Common shares issued for expenses                 --                 --          2,007,266

Common shares issued for interest                 --                 --            184,764

Common stock issued in
  satisfaction of due to
  related party, including
  interest of $681,951                            --                 --          2,843,317

Warrants granted for interest                     --                 --              9,275

Warrants granted in satisfaction
  of promissory note payable,
  including interest of $265,447                  --                 --            325,447

Common shares issued in satisfaction
  of promissory note payable,
  including interest of $51,950                   --                 --            151,950

Common shares issued in satisfaction
  of accrued interest                             --                 --             78,708

Common shares issued in satisfaction
  of settlement liability                         --                 --            257,072

Net loss                                $   (182,477)       (14,666,848)       (14,849,325)
                                        ------------     --------------      -------------

Balance, September 30, 2001             $   (274,785)    $ (159,793,265)     $ (10,680,975)
                                        ============     ==============      =============


          See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                For the nine months ended September 30,
                                                               -----------------------------------------
                                                                         2001       2000 (RESTATED)
                                                                       -------     ----------------
Cash flows from operating activities:
     Net loss                                                       $(14,849,325)   $(75,922,456)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                                   934,252       1,360,163
         Stock based compensation                                      7,355,302      60,181,537
         Cancellation fee                                                526,212              --
         Loss on investments                                             233,770       2,269,516
         Equity losses on investees                                           --         280,366
         Estimated loss on disposal of gaming operations                  96,661              --
     Changes in operating assets and liabilities:
         Change in stock subscription receivable                              --         220,176
         Change in due from related party                                     --        (156,562)
         Change in due from related party -
           secured by Company's common stock                                  --      (1,499,536)
         Change in deposits                                             (210,999)        (24,819)
         Change in receivable from equity funding line                   243,900
         Change in accounts receivable                                    14,258              --
         Change in other assets                                           81,929        (238,192)
         Change in accounts payable                                      533,235       2,304,614
         Change in accrued liabilities                                   599,323       2,684,790
         Change in due to related parties                              1,042,172       2,635,827
         Change in due to consultants                                     24,000              --
         Change in settlement liabilities                              1,640,000              --
                                                                    ------------    ------------
                 Net cash used by operating activities                (1,735,310)     (5,904,576)

Cash flows from investing activities:
     Purchase of fixed assets                                            (41,798)       (720,837)
     Purchase of purchased software                                           --      (2,168,892)
     Cost of investments                                                      --      (1,000,000)
                                                                    ------------    ------------
                 Net cash used by investing activities                   (41,798)     (3,889,729)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                             337,500         999,950
     Principal payments on notes payable                                (906,000)             --
     Proceeds from minority interest in consolidated subsidiary               --          15,625
     Proceeds from equity funding line                                 1,728,500              --
     Proceeds from issuance of common stock                              604,101       8,708,802
                                                                    ------------    ------------
                 Net cash provided by financing activities             1,764,101       9,724,377
                                                                    ------------    ------------
Net decrease in cash                                                     (13,007)        (69,928)

Cash, beginning of period                                                 13,007         126,172
                                                                    ------------    ------------
Cash, end of period                                                 $         --    $     56,244
                                                                    ============    ============
Supplemental disclosure of cash flow:
     Cash paid for interest                                         $    107,000    $         --
                                                                    ============    ============
     Cash paid for taxes                                            $         --    $         --
                                                                    ============    ============
Schedule of non-cash investing and financing activities:
     2,501,538 common shares issued for receivable
         from equity funding line                                   $    243,900    $         --
                                                                    ============    ============

          See Accompanying Notes to Consolidated Financial Statements
                                    eCONNECT
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                For the nine months ended September 30,
                                                               -----------------------------------------
                                                                         2001       2000 (RESTATED)
                                                                       -------     ----------------
     31,100,000 common shares issued for prepaid
         consulting services                                        $  5,266,550    $         --
                                                                    ============    ============

     8,000,000 common shares issued in satisfaction
         of due to related parties                                  $  3,696,243    $         --
                                                                    ============    ============

     2,400,000 common shares issued in satisfaction
         of due to consultants                                      $  2,020,447    $         --
                                                                    ============    ============

     2,000,000 common shares issued in satisfaction of due
         due to related party related to exercise of warrants
         with a strike price of $0.04                               $     85,000    $         --
                                                                    ============    ============

     16,719,857 common shares issued in satisfaction
         of advance on equity funding line                          $  1,497,477    $         --
                                                                    ============    ============

     37,673,186 common shares issued in satisfaction of
         due to related party, not including interest of $681,951   $  2,161,366    $         --
                                                                    ============    ============

     Warrants granted in satisfaction of promissory
         note payable, not including interest of $265,447           $     60,000    $         --
                                                                    ============    ============

     3,333,333 common shares issued in satisfaction of
         promissory note payable, not including interest
         of $51,950                                                 $    100,000    $         --
                                                                    ============    ============

     1,160,000 common shares issued in satisfaction of
         accrued interest                                           $     78,708    $         --
                                                                    ============    ============

     2,000,000 common shares issued in satisfaction of
         settlement liability                                       $    257,072    $         --
                                                                    ============    ============

     Remaining consideration of the second half acquisition of
         Top Sports, S.A. recorded as Due to related parties        $         --    $  2,785,868
                                                                    ============    ============

     1,000,000 common shares cancelled during renegotiation
         of 99.94% of Top Sports, S.A. recorded as portion of
         due to related parties                                     $         --    $    (73,100)
                                                                    ============    ============

     8,000,000 common shares issued
         related to the acquisition of Powerclick, Inc.             $         --    $  1,300,000
                                                                    ============    ============

     666,667 common shares issued for
         accounts payable                                           $         --    $    550,000
                                                                    ============    ============

     6,000,000 common shares issued for
         officer bonus payable                                      $         --    $  4,800,000
                                                                    ============    ============

     495,000 common shares issued for
         stock subscription payable                                 $         --    $     81,546
                                                                    ============    ============

     200,000 common shares issued
         related to the acquisition of Top Sports, S.A              $         --    $     47,032
                                                                    ============    ============

          See Accompanying Notes to Consolidated Financial Statements

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

    New accounting pronouncements - On July 20, 2001, the Financial Accounting
    -----------------------------
    Standards Board (FASB) issued Statement of Financial Accounting Standards
    (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

    . all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

    . intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

    . goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

    . effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

    . all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

2.  DISCONTINUED OPERATIONS

    During June 2001, the Company adopted a formal plan to abandon its gaming operations. As of June 30, 2001, the Company completed the closing of all walk-in sports book located in the Dominican Republic. The assets abandoned consisted primarily of fixed assets with a net book value of approximately $26,000 and other assets of approximately $68,000 which has been recognized as part of the estimated loss on disposal of gaming operations including the losses during the phase-out period (net of income tax benefit which is fully allowed for). The Company has liabilities the gaming operations accrued of approximately $792,000. Operating results of the gaming operations for the three and nine months ended September 30, 2001 and 2000 are shown separately in the accompanying statement of operations.


                                    eCONNECT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

4.  PURCHASED SOFTWARE

    During July 2001, the company returned the purchased software acquired during fiscal year 2000, which represents licenses to use the Connex software system used in procession eCommerce transactions. The licenses were recorded at its historical cost of approximately $2,169,000 and accumulated amortization expense of $1,196,519 at September 30, 2001 amortized on a straight line basis over 3 years. The Company is currently negotiating the terms of this transaction with regards to being absolved of liabilities totaling $2,264,865 at September 30, 2001, reflected as Notes payable on the balance sheet, recorded in Fiscal 2000 for the purchase of such software. The Company will continue to reflect this purchased software on its balance sheet since the liability incurred will also be reflected. The Company believes the negotiation regarding the return of this purchased software will substantially release the company from these liabilities. The Company believes the negotiation will be completed during the 4th quarter of fiscal year 2001.

5.  DUE TO RELATED PARTY

    During May and July 2001, the Company issued 9,723,529 and 27,949,657 shares, respectively, of common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $2,843,317 (including interest of $681,951). As of September 30, 2001, the balance due Alliance totaled $200,000.

6.  STOCK BASED COMPENSATION

    For the three months ended September 30, 2001 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling $2,004,402 and $12,614,120, respectively. For the nine months ended September 30, 2001 and 2000, the Company incurred expenses resulting from stock warrants and common stock issued totaling, $7,355,302 and $60,181,537, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:


                                 Three months ended September 30,  Nine months ended September 30,
                                 --------------------------------  -------------------------------
                                         2001             2000            2001             2000
                                      ----------      -----------      ----------      -----------
     Consulting                       $1,564,517      $10,708,417      $6,161,915      $50,955,270
     Public relations                         --               --              --        2,677,381
     Research and development                 --          613,022              --        3,002,701
     Wages                                    --               --              --          210,938
     Interest                            439,885          961,832       1,193,387          961,832
     Financing fees                           --               --              --          716,139
     Professional fees                        --          330,849              --          608,015
     Investor relations                       --               --              --        1,049,261
                                      ----------      -----------      ----------      -----------
       Total stock based
       compensation                   $2,004,402      $12,614,120      $7,355,302      $60,181,537
                                      ==========      ===========      ==========      ===========



                                    eCONNECT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.  GOING CONCERN

    The Company incurred a net loss of approximately $3,545,000 and $14,849,000 for the three and nine months ended September 30, 2001, respectively. The Company's current liabilities exceed its current assets by approximately $12,386,000 as of September 30, 2001. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and create their respective markets to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

    The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION

Twelve Month Plan of Operation.

The Company has now completed the full end to end Bank Eyes Only System which refers to the deployment of working eCashPads affecting card swiped credit card "present" transactions over the Internet. These transactions are first received by the eConnect Server System and then routed to VeriSign for gating into the credit card network for card authorization. Initially, we licensed software from Connex, but we soon realized that we did not need such an extensive software support system for the Bank Eyes Only system and then began to work on our own in house version which we now call the Merchant Integration Kit. We do not have to use any software from any other suppliers in order to process eCommerce transactions. Our own software has been developed to support the Bank Eyes Only system.

The Company expects to implement the additional service of ATM card with PIN entry on line debit transactions within the fourth quarter. EConnect has no agreements with ATM card networks to date. The STAR ATM card network sent eConnect a proposal to begin a pilot program but to date we have not yet found a STAR member sponsor bank that can sponsor a web merchant to receive a PIN entered on line Internet transaction. We are diligently working on this and are discussions with various financial institutions. Until we have the STAR member sponsor bank formally sponsoring the web merchants, the proposed pilot will not start. Investors are cautioned against attributing undue certainty to management's assessments. The Company posted a Roll Out Schedule at the company web site http://www.econnectholdings.com. In the latter part of November, the Company will begin to send out the eCashPad USB to recipients on a 30 day tryout period. At the end of the 30 days, the recipients will either pay us with their eCashPad by simply swiping their credit card, which is a Bank Eyes Only payment or they will return the eCashPad in the free envelope provided.

The Company is presently receiving on going daily orders by deployed eCashPads at the Company eConnect store which is a proof of concept site. The eCashPad is presently being sold for $59.95.

The company's commitments over a twelve month period include about
$3,200,000. That is the sum of manufacturing of eCashPads ($1,500,000), advertising ($700,000) and about $1,000,000 for operations. The company will from time to time elect to access equity funding from Alpha and also expects to begin generating revenues over the next 12 months from sales and ongoing transaction usage of eCashPads effecting Bank Eyes Only payments to web merchants. We do not anticipate the need to raise any additional funds. The company currently has 12 full time employees. The company anticipates no significant changes in the number of employees at this time.

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

The company believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The company plans to publish the "Bank Eyes Only" web merchant install download documentation during the fourth quarter and is confident that based on present web merchant responses to adding on the alternative payment solution of "Bank Eyes Only", that substantial numbers of web merchants will be accessible to payment by an eCashPad.

The company plans to distribute a substantial number of promotional eCashPads during the fourth quarter. Presently, the eCashPad effects credit card transactions only. There is no current usage other than at the eConnect Store web site which we do not regard as more than demo transactions and not production level eCashPad USB transactions. No other web merchant is active with the eCashPad but we are working hard on activating multiple web merchants to receive eCashPad payments before the release of the 30 day try out campaign.

Interviews with consumers to whom we sent the demo eCashpad model to gives us reasonable confidence that the eCashPad USB will be used on a frequent basis to effect Bank Eyes Only payments, but until we actually begin multiple transactions with the eCashPad USB, we have no concrete information as to what will actually happen. Investors should be cautioned that managements assessments may prove to be invalid.

In the fourth quarter, the company is targeting ATM card with PIN regional pilots with the eCashPad will begin which will enable the company to offer instant electronic cash payments by debit POS to web merchants. The company also has reason to believe that a substantial number of additional web merchants will become accessible to the service of ATM card with PIN immediate payments. Industries such as mortgage, insurance, telecommunications, collections, charity, entertainment, finance and others will begin to place upward pressure on their client base to pay by ATM card with PIN entry cash transactions. This will add more "Bank Eyes Only" accessible web merchants and will increase the monthly usage of the eCashPad.

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

The company is presently selling the eCashPad for $59.95 and expects to substantially lower the price in the fourth quarter.

The company also plans to activate the EzyShop service in the first quarter next year in which the eCashPad will be placed in public walk-in locations such as national chains of high traffic coffee shops. Working with a strategic partner who will provide the monitor and PC to enable Internet access, the company is confident that consumers will use the eCashPad to shop at "Bank Eyes Only" web merchant sites.

The company envisions the usage of the eCashPad to affect Internet cash wagers by either ATM card with PIN or by chip card payments. Global Internet Cash Games will be a service of the company which will provide support services for Internet companies offering games of skill and games of chance whereby players are using their eCashPad with ATM card and PIN entry to effect on line cash transactions. One projected gaming service will be the "International", which will be a four country real time "Bank Eyes Only" with ATM card and PIN entry game between the countries of the Dominican Republic, Ireland, Australia, and China, whereby consumers within those countries will be able to use the eCashPad to effect same day gaming with ATM card and PIN entry.

Artaste.com, a business unit of the company will be able to accept "Bank Eyes Only" transactions in the fourth quarter. In the Gallery, juried exhibitions of nationally recognized artists who bring their own following will begin. Special exhibits from collectors will also be presented. To this date, artaste.com has served as a vehicle to offer the eCashPad for sale and to generate a growing list of registered members that can be contacted for both eCashPad sales and the install of "Bank Eyes Only" at their web site. It is the plan of the company to use 10% discounts for purchases from artaste.com as an incentive for consumers to buy an eCashPad.

Top Sports was a business unit of the company, which we closed in the second quarter of 2001. The company will not incur any more expenses as a result of closing down Top Sports.

Forward Looking Statements.

Some of the information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the company's business strategies, continued growth in the company's markets, projections, and anticipated trends in the company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the company's control. The company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the company's products, competitive pricing pressures, changes in the market price of ingredients used in the company's products and the level of expenses incurred in the company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The company disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Previously reported.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

Sales of unregistered securities occurring on or before Jujy 16, 2001, have been previously reported.

On July 16, 2001, the company issued 2,000,000 shares of common stock to one firm for a loan due valued at $257,072.

On July 17, 2001, the company issued 105,000,000 shares of common stock in connection with a common stock purchase agreement. These shares were issued and are held in escrow pursuant to the terms of an agreement with Alpha Fund. Consideration for this is determined under the terms of the agreement, but cannot exceed $20,000,000.

On July 19, 2001, the company issued 20,000 shares of common stock to Matthew Ospeck in connection with a penalty due of $1,266 for the nonpayment of a loan to the company.

On July 19, 2001, the company issued 50,000 shares of common stock to Rich Powell in connection with services rendered valued at $3,164.

On July 19, 2001, the company issued 50,000 shares of common stock to David Powell in connection with services rendered valued at $3,164.

On August 9, 2001, the company issued 15,000,000 shares of common stock to Richard Epstein in connection with prepaid consulting services valued at $849,150.

On September 5, 2001, the company issued to Terry Roslington 3,333,333 shares of common stock in connection with repayment of a loan of $100,000.

On September 12, 2001, the company issued to Dorothy Truesdale 5,500 shares of common stock in connection with interest due of $243 on a loan of $10,000.

On September 12, 2001, the company issued to Travis Truesdale 500 shares of common stock in connection with interest of $22 on a loan of $1,000.

On September 19, 2001, the company issued to Hughes Net Income Charitable Trust 9,000,000 shares of common stock in repayment of a sale of similar shares to AlphaFund.

No commissions or fees were paid in connection with these sales.
These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D, and similar provisions under state securities laws and regulations by the fact that:

 .  The sales were made to sophisticated investors as defined in Rule 502;

 .  The information specified in paragraph (b)(2)(ii)(B) and paragraph
   (b)(2)(ii)(C) of this section was provided to each investor;

 . The company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information that the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished;

 . At a reasonable time prior to the sale of securities, the company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)(2) of this section;

 . Neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising;

 . The company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Use of Proceeds.

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


                                       eConnect


Dated: November 14, 2001               By: /s/ Thomas S. Hughes
                                          ------------------------------------
                                           Thomas S. Hughes, Chairman, CEO


                                  EXHIBIT INDEX

Exhibit                       Description
No.

Exhibit No.                            Description
-----------                            -----------

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

3.4 Certificate of Amendment of Articles of Incorporation, dated November 20, 2000 (incorporated be reference to Exhibit 3.4 of the Form SB-2/A filed on May 3, 2001).

3.5 Certificate of Amendment of Articles of Incorporation, dated July 13, 2001 (incorporated by reference to Exhibit 3.5 of the Form SB-2 filed July 30, 2001).

3.6           Bylaws, dated May 14, 1999 (incorporated by reference to Exhibit
              3.3 of the Form SB-2/A filed on July 22, 1999).

3.7 Amended and Restated Bylaws, dated September 15, 2000 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on November 14, 2000).

4.1           Class A Warrant Agreement (incorporated by reference to Exhibit
              4.2 of the Form S-1 filed on October 28, 1993).

4.2 Retainer Stock Plan for Non-Employee Directors and Consultants, dated April 26, 1999 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 14, 1999).

4.3 Consulting and Service Agreement between the company and James Wexler, dated May 20, 1998 (incorporated by reference to Exhibit
              4.2 of the Form S-8 filed on May 14, 1999).

4.4 Consulting Agreement between the company and Rogel Patawaran, dated March 18, 1998 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on May 14, 1999).

4.5 Consulting Agreement between the company and David Ninci, dated February 22, 1999 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on May 14, 1999).

4.6 Consulting Agreement between the company and Harry Hargens, dated January 17, 1999 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on May 14, 1999).

4.7 Consulting Agreement between the company and Charlene Charles, dated March 10, 1999 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on May 14, 1999).

4.8 Internet Consulting Services Agreement between the company and Steve Goodman, dated May 3, 1999 (incorporated by reference to
              Exhibit 4.2 of the Form S-8 filed on July 2, 1999).

4.9 Consulting Agreement between the company and Rogel Patawaran, dated June 8, 1999 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on July 2, 1999).

4.10 Consulting and Service Agreement between the company and Edward Wexler, dated May 20, 1999 (incorporated by reference to Exhibit
              4.4 of the Form S-8 filed on July 2, 1999).

4.11 Consultant Agreement between the company and Richard Epstein, dated June 3, 1999 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on July 2, 1999).

4.12 Consultant Agreement between the company and Ezzat Jallad, dated March 10, 1999 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on July 2, 1999).

4.13 Consultant Agreement between the company and Shar Offenberg, dated June 20, 1998 (incorporated by reference to Exhibit 4.7 of the Form S- 8 filed on July 2, 1999).

4.14 Consultant Agreement between the company and Richard Parnes, dated May 10, 1999 (incorporated by reference to Exhibit 4.8 of the Form S-8 filed on July 2, 1999).

4.15 Consulting Contract between the company and Robert Bragg, dated August 19, 1999 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on August 31, 1999).

4.16 Consultant Agreement between the company and Dominique Einhorn, dated August 9, 1999 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on August 31, 1999).

4.17 Consultant Agreement between the company and Richard Epstein, dated August 16, 1999 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on August 31, 1999).

4.18 Consultant Agreement between the company and Jane Hauser, dated August 16, 1999 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on August 31, 1999).

4.19 Form of Debenture issued by the company to CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.3 of the Form SB-2/A filed on July 22, 1999).

4.20 Registration Rights Agreement between the company and CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.2 of the Form SB-2/A filed on July 22, 1999).

4.21 Form of Warrant issued by the company to CALP II, LP, dated June 9, 1999 (incorporated by reference to Exhibit 4.4 of the Form SB-2/A filed on July 22, 1999).

4.22 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to Exhibit 4.2 of the Form SB-2 POS filed on September 29, 1999).

4.23 Registration Rights Agreement between the company and Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to Exhibit 4.3 of the Form SB-2 POS filed on September 29, 1999).

4.24 Warrant issued by the company to Alpha Venture Capital, Inc., dated September 28, 1999 (incorporated by reference to Exhibit 4.4 of the Form SB-2 POS filed on September 29, 1999).

4.25 General Form of Warrant issued by the company to various individuals and companies (incorporated by reference to Exhibit
              4.25 of the Form SB-2/A filed on May 3, 2001).

4.26 Amended and Restated Retainer Stock Plan for Non-Employee Directors and Consultants, dated February 1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on February 10,
              2000).

4.27 Consulting Services Agreement between the company and Laurel-Jayne Yapel Manzanares, dated February 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on February 10,
              2000).

4.28 Consulting Services Agreement between the company and Marcine Aniz Uhler, dated February 1, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on February 10, 2000).

4.29 Consulting Services Agreement between the company and William Lane, dated February 7, 2000 (incorporated by reference to Exhibit
              4.4 of the Form S-8 filed on February 10, 2000).

4.30 Consulting Services Agreement between the company and Earl Gilbrech, dated February 7, 2000 (incorporated by reference to
              Exhibit 4.5 of the Form S-8 filed on February 10, 2000).

4.31 Consulting Services Agreement between the company and Dominique Einhorn, dated February 7, 2000 (incorporated by reference to
              Exhibit 4.6 of the Form S-8 filed on February 10, 2000).

4.32 Consulting Services Agreement between the company and Edward James Wexler, dated February 7, 2000 (incorporated by reference to
              Exhibit 4.7 of the Form S-8 filed on February 10, 2000).

4.33 Consulting Agreement between the company and R. Scott Hatfield, dated March 6, 2000 (incorporated by reference to Exhibit 4.32 of the Form SB-2 POS filed on September 12, 2000).

4.34 Consulting Services Agreement between the company and Chris Jensen, dated April 24, 2000 (incorporated by reference to Exhibit
              4.33 of the Form SB-2 POS filed on September 12, 2000).

4.35 Consulting Agreement between the company and Robert Graham, dated May 11, 2000 (incorporated by reference to Exhibit 4.34 of the Form SB-2 POS filed on September 12, 2000).

4.36 Consulting Agreement between the company and Richard Epstein, dated May 20, 2000 (incorporated by reference to Exhibit 4.35 of the Form SB-2 POS filed on September 12, 2000).

4.37 Warrant Agreement between the company, GunnAllen Financial, Inc., and David Kern Peteler, dated May 24, 2000 (incorporated by reference to Exhibit 4.43 of the Form 10-QSB filed on November 14,
              2000).

4.38 Consulting Agreement between the company and Richard Epstein, dated June 2, 2000 (incorporated by reference to Exhibit 10.1 of the Form S- 8 filed on July 10, 2000).

4.39 Consulting Services Agreement between the company and Rogel Patawaran, dated June 2, 2000 (incorporated by reference to
              Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.40 Consulting Agreement between the company and Elle Travis, dated June 2, 2000 (incorporated by reference to Exhibit 10.3 of the Form S-8 filed on July 10, 2000).

4.41 Consulting Agreement between the company and Charles Yourshaw, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of the Form S- 8 filed on July 10, 2000).

4.42 Consulting Agreement between the company and Nick Gorenc, dated June 5, 2000 (incorporated by reference to Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.43 Consulting Agreement between the company and Louis Sabatasso, dated June 10, 2000 (incorporated by reference to Exhibit 10.1 of the Form S-8 filed on July 10, 2000).

4.44 Consulting Agreement between the company and Laurie Belger, dated June 10, 2000 (incorporated by reference to Exhibit 10.2 of the Form S-8 filed on July 10, 2000).

4.45 Consulting Services Agreement between the company and Richard Epstein, dated July 21, 2000 (incorporated by reference to Exhibit
              4.1 of the Form S-8 filed on October 10, 2000).

4.46 Amended and Restated Stock Incentive Plan, dated September 1, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on September 12, 2000).

4.47 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated September 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on September 12, 2000).

4.48 Consulting Services Agreement between the company and Richard Epstein, dated September 6, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on September 12, 2000).

4.49 Consulting Services Agreement between the company and Chris Jensen, dated September 6, 2000 (incorporated by reference to
              Exhibit 4.4 of the Form S-8 filed on September 12, 2000).

4.50 Consulting Services Agreement between the company and Jim Pugh, dated September 12, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on September 28, 2000).

4.51 Consulting Services Agreement between the company and Darrel Dixon, dated September 14, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on September 28, 2000).

4.52 Consulting Services Agreement between the company and Robert Graham, dated September 14, 2000 (incorporated by reference to
              Exhibit 4.4 of the Form S-8 filed on September 28, 2000).

4.53 Consulting Services Agreement between the company and David Weiler, dated September 14, 2000 (incorporated by reference to
              Exhibit 4.2 of the Form S-8 filed on October 10, 2000).

4.54 Consulting Services Agreement between the company and Nathaniel Adams, dated September 18, 2000 (incorporated by reference to
              Exhibit 4.5 of the Form S-8 filed on September 28, 2000).

4.55 Consulting Services Agreement between the company and Chris Jensen, dated October 12, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on October 10, 2000).

4.56 Consulting Services Agreement between the company and Quinn Brady, dated October 12, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on October 10, 2000).

4.57 Addendum To Existing Common Stock Purchase Agreement Dated September 28, 1999 between the company and Alpha Venture Capital, Inc., dated October 23, 2000 (incorporated by reference to Exhibit
              4.57 of the Form SB-2/A filed on May 3, 2001).

4.58 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated November 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 20, 2000).

4.59 Consulting Services Agreement between the company and Michael Sitrick, dated November 4, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on November 20, 2000).

4.60 Consulting Services Agreement between the company and Paul Francis Peter Egan Pugh, dated November 4, 2000 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on November 20, 2000).

4.61 Consulting Services Agreement between the company and James Wong, dated November 4, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on November 20, 2000).

4.62 Consulting Services Agreement between the company and Matthew Owens, dated November 4, 2000 (incorporated by reference to
              Exhibit 4.2 of the Form S-8 filed on December 12, 2000).

4.63 Consulting Services Agreement between the company and Marisa Yance, dated November 4, 2000 (incorporated by reference to
              Exhibit 4.3 of the Form S-8 filed on December 12, 2000).

4.64 Amended and Restated Stock Incentive Plan (Amendment No. 2), dated November 7, 2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on November 20, 2000).

4.65 Consulting Services Agreement between the company and Tony Sandalier, dated November 8, 2000 (incorporated by reference to
              Exhibit 4.6 of the Form S-8 filed on November 20, 2000).

4.66 Consulting Services Agreement between the company and Chi-Yuan Chiu, dated November 8, 2000 (incorporated by reference to Exhibit
              4.7 of the Form S-8 filed on November 20, 2000).

4.67 Consulting Services Agreement between the company and Hsien-Hsiang Tsai, dated November 8, 2000 (incorporated by reference to Exhibit
              4.8 of the Form S-8 filed on November 20, 2000).

4.68 Consulting Services Agreement between the company and Richard Epstein, dated November 8, 2000 (incorporated by reference to
              Exhibit 4.9 of the Form S-8 filed on November 20, 2000).

4.69 Consulting Services Agreement between the company and Bill West, dated November 8, 2000 (incorporated by reference to Exhibit 4.10 of the Form S-8 filed on November 20, 2000).

4.70 Consulting Services Agreement between the company and Clinton Wong, dated November 8, 2000 (incorporated by reference to Exhibit
              4.11 of the Form S-8 filed on November 20, 2000).

4.71 Consulting Agreement between the company and Antonio Cardenas Jr., dated November 9, 2000 (incorporated by reference to Exhibit 4.12 of the Form S-8 filed on November 20, 2000).

4.72 Consulting Services Agreement between the company and William Haseltine, dated November 29, 2000 (incorporated by reference to
              Exhibit 4.4 of the Form S-8 filed on December 12, 2000).

4.73 Consulting Services Agreement between the company and Nick Gorenc, dated November 29, 2000 (incorporated by reference to Exhibit 4.5 of the Form S-8 filed on December 12, 2000).

4.74 Consulting Services Agreement between the company and Peter Kokiousis, dated November 29, 2000 (incorporated by reference to
              Exhibit 4.6 of the Form S-8 filed on December 12, 2000).

4.75 Consulting Services Agreement between the company and Kris Narayan, dated November 29, 2000 (incorporated by reference to
              Exhibit 4.7 of the Form S-8 filed on December 12, 2000).

4.76 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated December 8, 2000 (incorporated by reference to Exhibit 4.76 of the Form SB-2/A filed on May 3,
              2001).

4.77 Warrant to Purchase Shares of Common Stock, issued by the company to Alpha Venture Capital, Inc., dated December 8, 2000 (incorporated by reference to Exhibit 4.77 of the Form SB-2/A filed on May 3, 2001).

4.78 Addendum to Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated February 13, 2001 (incorporated by reference to Exhibit 4.78 of the Form SB-2/A filed on May 3, 2001).

4.79 Line of Credit Agreement between the company and Alliance Equities, dated March 5, 2001 (incorporated by reference to
              Exhibit 4.79 of the Form SB-2/A filed on May 3, 2001).

4.80 Debenture issued by the company to Alliance Equities, dated March 20, 2001 (incorporated by reference to Exhibit 4.80 of the Form SB-2/A filed on May 3, 2001).

4.81 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated April 27, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 2, 2001).

4.82 Consulting Services Agreement between the company and Francis Mecoli, dated March 19, 2001 (incorporated by reference to Exhibit
              4.2 of the Form S-8 filed on May 2, 2001).

4.83 Consulting Services Agreement between the company and William West, dated March 20, 2001 (incorporated by reference to Exhibit
              4.3 of the Form S-8 filed on May 2, 2001).

4.84 Consulting Services Agreement between the company and Marc Tow, dated March 20, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on May 2, 2001).

4.85 Consulting Services Agreement between the company and Felix Campos, dated March 20, 2001 (incorporated by reference to Exhibit
              4.5 of the Form S-8 filed on May 2, 2001).

4.86 Consulting Services Agreement between the company and Marc Christ, dated March 20, 2001 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on May 2, 2001).

4.87          Consulting Services Agreement between the company and Thomas A.
              Sandelier, dated March 20, 2001 (incorporated by reference to
              Exhibit 4.7 of the Form S-8 filed on May 2, 2001).

4.88 Consulting Services Agreement between the company and Prince Saud Al- Faisal, dated March 20, 2001 (incorporated by reference to
              Exhibit 4.8 of the Form S-8 filed on May 2, 2001).

4.89 Consulting Services Agreement between the company and Ralph DiFelice, dated March 20, 2001 (incorporated by reference to
              Exhibit 4.9 of the Form S-8 filed on May 2, 2001).

4.90 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated October 6, 2001 (incorporated by reference to the SB-2 filed on October 6, 2001).

10.1 Promissory Note between Electronic Transactions & Technologies and Unipay, Inc., dated April 26, 1999 (incorporated by reference to
              Exhibit 10.5 of the Form 10-KSB filed on May 9, 2000).

10.2 Joint Venture Agreement between the company and First Entertainment Holding Corp., dated April 29, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on May 9,
              2000).

10.3 Letter of Commitment between the company and Rogel Technologies, dated May 6, 1999 (incorporated by reference to Exhibit 2 to the Form 8-K filed on November 15, 1999).

10.4 Acquisition Agreement between the company and eBet.com, Inc., dated August 12, 1999 (incorporated by reference to Exhibit 2 to the Form 8- K/A filed on November 15, 1999).

10.5 Consulting Agreement between the company and eMarkit, Incorporated, dated August 16, 1999 (incorporated by reference to
              Exhibit 10.9 of the Form 10-KSB filed on May 9, 2000).

10.6 Stock Exchange Agreement between the company, La Empresa Ranco Plasticos Limitada, Michael Lanes, and Jamie Ligator, dated August 31, 1999 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 16, 1999).

10.7 Amendment to Agreement to License Assets dated February 18, 1997 between the company, Electronic Transactions & Technologies, and James Clinton, dated September 1, 1999 (incorporated by reference to Exhibit 10.7 of the Form SB-2/A filed on May 3, 2001).

10.8 Agreement and Plan of Acquisition between the company and PowerClick, Inc., dated September 9, 1999 (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on May 9,
              2000).

10.9 Consulting Agreement between the company and International Investor Relations Group, Inc., dated September 24, 1999 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on May 9, 2000).

10.10 Agreement between the company and Kanakaris Communications, dated October 21, 1999 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on May 9, 2000).

10.11 Letter of Commitment between the company and Rogel Technologies, dated October 23, 1999 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on May 9, 2000).

10.12 Capital Contribution Agreement between the company and SafeTPay.com, dated November 5, 1999 (incorporated by reference to
              Exhibit 10.15 of the Form 10-KSB filed on May 9, 2000).

10.13 Agreement between the company and Rogel Technologies, dated November 23, 1999 (incorporated by reference to Exhibit 10.16 of the Form 10- KSB filed on May 9, 2000).

10.14 Contract of Partnership between the company and Top Sports, S.A., dated November 20, 1999 (incorporated by reference to Exhibit
              10.17 of the Form 10-KSB filed on May 9, 2000).

10.15 Agreement between the company and Alliance Equities, dated November 29, 1999 (incorporated by reference to Exhibit 10.18 of the Form 10- KSB filed on May 9, 2000).

10.16 Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.19 of the Form 10-KSB filed on May 9, 2000).

10.17 Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.20 of the Form 10-KSB filed on May 9, 2000).

10.18 Business Cooperation Agreement between the company and Top Sports, S.A., dated December 9, 1999 (incorporated by reference to Exhibit
              10.21 of the Form 10-KSB filed on May 9, 2000).

10.19 Consulting Agreement between the company and Michael Leste, dated December 10, 1999 (incorporated by reference to Exhibit 10.22 of the Form 10-KSB filed on May 9, 2000).

10.20 Consulting Agreement between the company and Michael Kofoed, dated December 10, 1999 (incorporated by reference to Exhibit 10.23 of the Form 10-KSB filed on May 9, 2000).

10.21 Agreement between the company and Top Sports S.A., dated December 16, 1999 (incorporated by reference to Exhibit 10.24 of the Form 10-KSB filed on May 9, 2000).

10.22 Agreement between the company and eMarkit, Incorporated, dated December 29, 1999 (incorporated by reference to Exhibit 10.25 of the Form 10-KSB filed on May 9, 2000).

10.23 Shares Sales Contract between the company and Paul Egan, dated January 1, 2000 (incorporated by reference to Exhibit 10.26 of the Form SB-2 POS filed on September 12, 2000).

10.24 Consultancy Agreement between the company and Paul Egan, dated January 1, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 25, 2001).

10.25 Fee Agreement between the company and Red Iguana Trading Company, Inc., dated January 2, 2000 (incorporated by reference to Exhibit
              10.26 of the Form 10-QSB filed on May 30, 2000).

10.26 Consulting Services Agreement between the company and Richard Epstein, dated January 3, 2000 (incorporated by reference to
              Exhibit 10.4 of the Form 10-KSB filed on April 25, 2001).

10.27 Assignment of eSportsbet between the company and PowerClick, Inc., dated January 7, 2000 (incorporated by reference to Exhibit 10.27 of the Form 10-QSB filed on May 30, 2000).

10.28 Letter of Intent of Negotiation and Information Exchange between eConnect2Trade.com, Incorporated, and Empire Financial Holdings, Incorporated, dated January 21, 2000 (incorporated by reference to
              Exhibit 10.28 of the Form 10-QSB filed on May 30, 2000).

10.29 Manufacturing Agreement between the company and Asia Pacific Micro, Inc., dated January 21, 2000 (incorporated by reference to
              Exhibit 10.29 of the Form 10-QSB filed on May 30, 2000).

10.30 Consulting Services Agreement between the company and Boardwalk Associates, Inc., dated January 26, 2000 (incorporated by reference to Exhibit 10.30 of the Form 10-QSB filed on May 30,
              2000).

10.31 Consulting Services Agreement between the company and Coldwater Capital L.L.C., dated January 26, 2000 (incorporated by reference to Exhibit 10.31 of the Form 10-QSB filed on May 30, 2000).

10.32 Consultant Agreement between the company and Harvey M. Burstein, dated February 2, 2000 (incorporated by reference to Exhibit 10.32 of the Form 10-QSB filed on May 30, 2000).

10.33 Consultant Agreement between the company and Terrie Pham, dated February 2, 2000 (incorporated by reference to Exhibit 10.33 of the Form 10-QSB filed on May 30, 2000).

10.34 Software License, Development, and Maintenance Agreement (Dominican Republic) between the company and eFunds Corporation, dated February 3, 2000 (incorporated by reference to Exhibit 10.34 of the Form 10-QSB filed on May 30, 2000).

10.35 Agreement between the company and Burbank Coach Works, dated February 3, 2000 (incorporated by reference to Exhibit 10.35 of the Form 10-QSB filed on May 30, 2000).

10.36 Software License, Development, and Maintenance Agreement (Ireland) between the company and eFunds Corporation, dated February 4, 2000 (incorporated by reference to Exhibit 10.36 of the Form 10-QSB filed on May 30, 2000).

10.37 Acquisition Agreement between the company and PowerClick, Inc., dated February 9, 2000 (incorporated by reference to Exhibit 10.37 of the Form 10-QSB filed on May 30, 2000).

10.38 Agreement between the company and Richard Epstein, dated February 12, 2000 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on April 25, 2001).

10.39 Loan Agreement between the company and Richard Epstein, dated February 15, 2000 (incorporated by reference to Exhibit 10.38 of the Form 10- QSB filed on May 30, 2000).

10.40 PocketPay Joint Venture Agreement between the company and Pilot Island Publishing, Inc., dated March 1, 2000 (incorporated by reference to Exhibit 10.39 of the Form 10-QSB filed on May 30,
              2000).

10.41 Letter of Intent between the company and Real Solutions, Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 10.40 of the Form 10-QSB filed on May 30, 2000).

10.42 Consulting Agreement between the company and Ryan Kavanaugh, dated March 10, 2000 (incorporated by reference to Exhibit 10.41 of the Form 10-QSB filed on May 30, 2000).

10.43         Amended Employment Agreement between the company and Stephen E.
              Pazian, dated March 21, 2000 (incorporated by reference to Exhibit
              10.42 of the Form 10-QSB filed on May 30, 2000).

10.44 Amended and Restated Employment Agreement between the company and Stanley C. Morris, dated March 22, 2000 (incorporated by reference to Exhibit 10.43 of the Form 10-QSB filed on May 30, 2000).

10.45 China-Singapore-Hong Kong-Macao Joint Venture Agreement between the company, and Raymond Kessler and Li-Wang Kessler, dated March 27, 2000 (incorporated by reference to Exhibit 10.44 of the Form 10-QSB filed on May 30, 2000).

10.46 Amended and Restated Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.45 of the Form 10-QSB filed on May 30, 2000).

10.47 Amended and Restated Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.46 of the Form 10-QSB filed on May 30, 2000).

10.48 Master Service Agreement between the company and REAL Solutions, Ltd., dated April 13, 2000 (incorporated by reference to Exhibit
              10.48 of the Form SB-2 POS filed on September 12, 2000).

10.49 Consulting and Services Agreement between the company and Peters Entertainment.com, Inc., dated April 14, 2000 (incorporated by reference to Exhibit 10.49 of the Form SB-2 POS filed on September 12, 2000).

10.50 Letter of Intent between the company and National Data Funding Corporation, dated May 22, 2000 (incorporated by reference to
              Exhibit 10.50 of the Form 10-QSB/A filed on October 19, 2000).

10.51 Agreement between the company and Top Sports, S.A., dated June 20, 2000 (incorporated by reference to Exhibit 10.51 of the Form 10-QSB/A filed on October 19, 2000).

10.52 Asset Purchase Agreement between the company and Broadband Video, Inc., dated October 4, 2000 (incorporated by reference to Exhibit
              10.52 of the Form SB-2/A filed on May 3, 2001).

10.53 Agreement for Sale and Plan of Reorganization between the company and National Data Funding Corporation, dated October 29, 2000 (incorporated by reference to Exhibit 10.53 of the Form SB-2/A filed on May 3, 2001).

10.54 Letter of Intent between the company and eConnect Caribbean. S.A., dated March 12, 2001 (incorporated by reference to Exhibit 10.54 of the Form SB-2/A filed on May 3, 2001).

10.55 Loan Agreement between the company and Perro Corp., dated March 26, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on May 22, 2001).

10.56 Purchasing Agreement between the company and 3Pea Technologies, Inc., dated June 19, 2001 (incorporated by reference to Exhibit
              10.56 of the Form SB-2 filed on July 30, 2001).

24            Special Power of Attorney (see signature page).

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