Form 10KSB
period 2001-12-31
ECONNECT
filed 2002-04-19
CIK 911934

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-22574

                                    eConnect
--------------------------------------------------------------------------------
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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

The Registrant had revenues for the fiscal year ended on December 31, 2001 of $1,519. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002: Common Stock, par value $0.001 per share -- $14,941,335.

As of March 28, 2002, the Registrant had 707,066,729 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X .
                                                               ---     ---

                            TABLE OF CONTENTS

PART I                                                                     PAGE

ITEM 1.  BUSINESS .........................................................  1

ITEM 2.  DESCRIPTION OF PROPERTIES ........................................  4

ITEM 3.  LEGAL PROCEEDINGS ................................................  5

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS ................  6

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY ............................  7
         AND RELATED STOCKHOLDER MATTERS

ITEM 6.  PLAN OF OPERATION ................................................  9

ITEM 7.  FINANCIAL STATEMENTS ............................................. 11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS .................... 12
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; .... 12
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION ........................................... 13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL ......................... 15
         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 16

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K .................................... 20

SIGNATURES

PART I.

ITEM 1.   BUSINESS

Business Development

          On May 17, 1999, an Agreement and Plan of Merger between Betting, Inc., a Missouri corporation, into Betting, Inc., a Nevada corporation was executed by an authorized signatory of each company. On May 21, 1999, the merger of the two companies was approved by a majority of the shareholders. Effective on June 1, 1999, Articles of Merger were filed with the Nevada Secretary of State, which formally resulted in the redomicile of the company from the State of Missouri to the State of Nevada. This also resulted in the change of the fiscal year end from August 31 to December 31. On June 4, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the company to "eConnect" and increasing the number of authorized common shares to 100,000,000.

          On August 23, 1999, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 200,000,000. On November 22, 2000, a Certificate of Amendment of Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 300,000,000. On July 16, 2001, a Certificate of Amendment of Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 500,000,000. On January 20, 2002, a Certificate of Amendment of Article of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 700,000,000. On March 5, 2002, a Certificate of Amendment of Articles of Incorporation was filed with the Nevada Secretary of State increasing the number of authorized common shares to 750,000,000.

Business of Company

          The business of eConnect is to develop and profit from the PERFECT industry. Personal Encrypted Remote Financial Electronic Card Technologies is simply the usage of hardware (terminals) from remote sites such as a home, to pay web merchants by swiped credit cards, ATM cards with PIN (personal identification numbers) and smart cards. The PERFECT system is now complete as regards to the service of eCashPad credit card present payments to web merchants. Sixty web merchants had begun their participation as of April 15, 2002. The PERFECT system consists of a home terminal, the eCashPad, which the consumer will use to swipe their credit card, and the Merchants Integration Kit which the web merchant needs to install. The payment of eCashPad ATM card with PIN payments is in development. The initial usage of the eCashPad as a home terminal is to enable consumers to swipe their credit card, which will result in a credit card present payment to the web merchant and is anticipated to lower the discount rate. The same terminal can be used to swipe an ATM card and enter a PIN which will result in a "point of sale" same as cash payment to the web merchant. The future emphasis of the company will be on facilitation of ATM card with PIN payments, although credit card present transactions will continue to be substantial.

          The company has had no revenue from operations to date. Although it has been involved with e-commerce since 1999, it has been primarily engaged in research and development. The company has incurred significant losses from operations: Net loss from operations of $19,068,529 for the fiscal year ended December 31, 1999, $107,147,089 for the fiscal year ended December 31, 2000, and $15,761,049 for the year December 31, 2001. At December 31, 2001, the company had an accumulated deficit of $164,662,671 (the majority of which resulted from stock issued for services totalling $10,748,159). The future growth and profitability of the company will be principally dependent upon its ability to successfully complete development and testing of, obtain regulatory approvals for, and market or license its primary products. Accordingly, the company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

          The capability of accomplishing PERFECT same as cash payments by ATM card with PIN and debit card with PIN and smart card payments will effect Internet global business to business and consumer to business transactions. The concept that "cash is king" now applies for the first time to Internet commerce which until now has been limited to credit card transactions. eConnect will rely on the creation of agreements with ATM card networks in order to utilize this aspect of the eCashPad. To date, no such agreements exist.

          Many consumers who do not have credit cards will now be able to use their eCashPad and effect PERFECT same as cash payments to web merchants who today are basically limited to being paid by credit and not real time cash.

          The on going discussions that the Company has had with many businesses who have a web presence, leads us to believe that the usage of the eCashPad to send cash donations, wagers, impulse purchases and bill payments will greatly simplify back room accounting for industries ranging from mortgage to insurance to home Off Track Betting.

          eConnect will generate operating revenues by charging fees per PERFECT payment. These transaction fees will be lower than those currently paid by the merchant.

          The transaction flow of a Bank Eyes Only credit card swiped transaction begins with the eCashPad, which allows an individual to make a payment to a web merchant's site. Then, eConnect the front end processor, routes the transaction to certified credit card gateway processors such as Verisign and ePayments. It is further routed to the back end processor of the transaction who then settles the transaction with Banks that have agreed to charge a low discount rate to the merchant when it is being paid by an eCash Pad card present transaction.

          These eCashPad originated transactions will be regarded as credit card present and the bank acquirer will then charge the web merchant a lower discount fee than what is presently charged to the merchant when they are being paid by a standard non credit card present payment.

          Web merchants will pay eConnect a flat fee of 50 cents to provide the Bank Eyes Only service plus they will pay the lower discount rate to the acquirer bank. Adding in the chances of reduced fraud and charge backs plus the lower discount rate, the overall cost of a Bank Eyes Only payment is an efficient system; for the merchant. The Company is also generating nominal revenues on the sale of the eCashPad at $59.95.

          Since August 21, 2001, eConnect has in effect been in business as it has a full Bank Eyes Only service system to offer both merchants and consumers, and has engaged a direct commission sales staff to begin contacting merchants to sell them on adding the eConnect Bank Eyes Only solution at their web site.

          Two key incentives for the Internet merchants are:

          1. A lower Discount Rate charged to them by VISA/MasterCard for receipt of card present (swiped) credit cards rather than card typed transactions.

          2. The ability to be paid by an ATM card with PIN or debit card with PIN same as cash Internet payment.

          Our service agreement is with First American Payment Systems who will be acquiring the credit card swiped Bank Eyes Only payments and will be charging the web merchants a lower discount rate based on the credit card being first swiped by the consumer and the magnetic strip read by the eCashPad. This is a first for Internet commerce.

          The key incentives for the consumer are:

          1. A far safer credit card transaction as the financial data is being sent directly to the bank system and is not seen nor stored at the web merchants site and can therefore not be stolen by hackers.

          2. Merchant Incentives to pay by cash.

          3. Speed, ease and convenience of eCashPad terminal originated electronic payments.

          Bank Eyes Only credit card payments can only be accomplished by a terminal that reads the magnetic strip of the credit card and ATM card with PIN payments, or cash to the web merchant can be accomplished with a terminal that reads the magnetic strip of the ATM card or debit card.

          The eCashPad is a full service terminal that has been developed and is now available for sale by eConnect for home and office usage to effect PERFECT payments. The PocketPay is a mobile wireless eCashPad that can also double as a phone and has not yet been developed.

          The eCashPad is now in operation and has been used to effect product purchases over the Internet by card present credit card transactions. Efforts are underway to expand its usage to complete bill payments as the service of ATM card with PIN same as cash payments becomes available. The Company has received a proposal from an ATM card network to begin a Pilot to test ATM card with PIN Internet transactions. This Pilot will consist of 60-100 eCashPads making payment to 2 to 3 Bank Eyes Only web merchants. At the conclusion of a successful Pilot, the ATM card Network will then authorize the usage of ATM card with PIN eCashPad transactions within their network.

          The eCashpad is a proprietary product of the company. The PocketPay does not yet exist. Bank Eyes Only is a proprietary service of the company.

          The principal offices of the company's are located at 2500 Via Cabrillo Marina, Suite 112, San Pedro, California 90731. The telephone number for the company is (310) 514-9482.

          Acquisitions by Company.

          (a)  PowerClick, Inc.

          On February 9, 2000, the company acquired 50% of the outstanding capital stock of PowerClick, Inc., a Nevada corporation, in consideration of $1,200,000 cash and 8,000,000 shares of the company's common stock valued at $1,300,000 for an aggregate 50% investment of $2,500,000, which is principally comprised of goodwill. PowerClick, Inc. owns and operates a website that provides a wide range of products and services to the public, and is intended to be used as a vehicle to promote the use of the "Bank Eyes Only" system.

          On October 21, 2000, the company and PowerClick agreed to a settlement of the actions between the parties and a mutual release, as follows: The company agreed to purchase an additional 30% of PowerClick (giving a total ownership to the company of 80%) in exchange for:

    . conversion of the 6,000,000 restricted shares of company's common stock currently held by PowerClick into freely trading shares of the company;

    . the issuance to PowerClick of warrants for the purchase of 4,000,000 shares of freely trading common stock of the company (exercisable at $1.00 per share until October 21, 2003;

     .    capping the cash portion of the original acquisition as $750,000; and

     .    decreasing the value of the transaction to $2,050,000.

          The company has made the determination not to acquire the additional 30% of PowerClick. Therefore, the company cancelled the warrants for the 4,000,000 shares of common stock; the remaining portions of the settlement have already been completed. Subsequently, in the second quarter of 2001, the Company has written off its entire investment in Powerclick.

          (b) National Data Funding Corporation.

          On May 22, 2000, the company entered into a non-binding letter of intent with National Data Funding Corporation to acquire 100% of this company's common stock and later spin it off in a publicly trading company and retaining a 25% ownership. National Data Funding Corporation is a company that will provide eCashPad distribution, encryption, and maintenance. National Data Funding Corporation will also provide full merchant processing for all credit and debit cards in support of eFunds-United States.

          In connection with the letter of intent, the company has deposited (non-refundable) $250,000. The letter of intent requires the company to pay the stockholders of National Data Funding Corporation $10,000,000 and 10,000,000 restricted shares of the company's common stock in exchange for 100% ownership, and contribute to National Data Funding Corporation $1,000,000 and 1,000,000 shares of the company's common stock for working capital. The Letter of Intent, dated June 2, 2000, originally expired on September 1, 2000 but was extended by oral agreement of the parties to a closing date of October 31, 2000.

          On October 29, 2000, the company entered into an Agreement for Sale and Plan of Reorganization ("NDFC Agreement") requiring the company to pay the stockholders of NDFC 10,000,000 shares of the company's common stock in exchange for 50% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the company's common stock for working capital. Pursuant to the NDFC Agreement, the company is required to make a bona fide and good faith effort to spin off NDFC as a publicly traded company in which the company will retain approximately a 28% ownership. The company was required to complete the terms of the NDFC Agreement on October 31, 2000 ("Closing Date"). The company did not complete the NDFC Agreement on the Closing Date. Certain provisions within the NDFC Agreement provided for an extension through January 2, 2001, however the company did not complete the terms of the NDFC Agreement within the extension date, and the $250,000 deposit was forfeited.


ITEM 2.   PROPERTIES

         The company owns approximately $228,000 of miscellaneous office furniture and equipment, including computers. In San Pedro, the company leases a total of 8,777 square feet of office space, with leases expiring on various dates up to April 30, 2003. The lease agreements call for an annual base rent of approximately $146,000 with a variable escalation rate. As of December 31, 2001, total rent expense for the leased facility approximated $168,000.

ITEM 3.   LEGAL PROCEEDINGS

1.   Laurel Belkin and David Greenstein v. eConnect, et al. CV 01-06526 RSWL
     (FMOx); filed on July 15, 2001, in the United States District Court for the Central District of California. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The relief sought is not specified.
2. Donald Clark v. eConnect, Inc., et al. CV 01-10249; filed October 25, 2001, in the Superior Court of the State of California. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The relief sought is $25,000, as well as punitive damages and attorneys fees.
3. Howard L. and Joyce C. Fryett v. eConnect, Inc., et al. CS-01-0279-RHW; filed August 29, 2001 in the United States District Court for the Eastern District of Washington. The plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The relief sought is not specified.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders for FYE 2001 was held December 28, 2001. At that meeting Thomas S. Hughes, Jack M. Hall and Laurence B. Donoghue were reelected as directors. The vote regarding each director was as follows:

                           FOR          AGAINST     ABSTAIN
                           ---          -------     -------
Thomas Hughes           36,913,503       14,525     533,272
Jack Hale               36,913,503       14,525     533,272
Laurence Donoghue       36,913,503       14,525     533,272


The current accounting firm, L.L. Bradford, was retained for an additional year. The vote for appointment of L.L. Bradford & Company, LLC as the Company's independent auditors for the new fiscal year that commenced on January 1, 2002 was as follows:

                           FOR          AGAINST     ABSTAIN
                           ---          -------     -------
                        36,875,670       73,170     512,510


An increase in the authorized common stock of the Company from 500,000,000 to 700,000,000 was approved as follows:

                           FOR          AGAINST     ABSTAIN
                           ---          -------     -------
                        33,146,531    4,308,409       6,360

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

 Market Information.

         The company's common stock is currently traded in the Over-the-Counter Bulletin Board, under the symbol "ECNC".

Holders of Common Equity.

         As of December 31, 2001, the company had approximately 5,000 shareholders.

Dividend Information.

          The company has not declared or paid a cash dividend to stockholders since it was originally organized. The company paid a 5% stock dividend on September 20, 1999 to shareholders of record as of close of business on September 14, 1999. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the company's earnings, capital requirements and other factors.

Under NASD Rule 6530, an NASD member (i.e. the market maker) is permitted to quote a domestic equity security that is not listed on NASDAQ or a registered national securities exchange in the United States, by an issuer that is required to file reports (e.g. quarterly and annual reports on Forms 10Q-SB and 10K-SB, and periodic reports on Form 8-K) pursuant to Section 13 or 15(d) of the Act, and if the issuer is current in those reporting obligations (subject to a thirty calendar day grace period). The company met these requirements, and, upon completion of the application with the NASD, the company's common stock was accepted for quotation on the Over the Counter Bulletin Board; it commenced trading on that exchange on November 1, 2000. The company's common stock is classified as a penny stock pursuant to Rule 3a51-1 of the 1934 Act. As such, transactions involving the shares are subject to the Penny Stock rules promulgated under this Act this may result in certain limitations on the ability to trade the shares. Further, the additional restrictions placed on broker - dealers by these rules may inhibit trading activity.

          The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending December 31, 2001

                                          High   Low

Quarter Ended December 31, 2001            0.05  0.02
Quarter Ended September 30, 2001           0.07  0.04
Quarter Ended June 30, 2001                0.15  0.06
Quarter Ended March 31, 2001               0.40  0.06

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

ITEM 6.   PLAN OF OPERATION

Twelve Month Plan of Operation.

         The Company has now completed the full end to end Bank Eyes Only System which refers to the deployment of working eCashPads effecting card "present" transactions over the Internet. These transactions are initially received by the "Bank Eyes Only" System and then routed to certified credit card gateway processors including VeriSign and ePayments processing.

         Initially, the Company licensed software from Connex but soon realized that it did not need such an extensive software support system. A complete in-house solution has since been developed called the Bank Eyes Only ("BEO") system. Currently, the Company has completed version 1.0 of the BEO System, which allows merchants to receive transactions from consumers using the eCashPad. To date, the Company has 34 BEO processing agreements with merchants and 10 merchants have installed or are using the service of BEO.

         The Company's web site is: www.econnectholdings.com. On November 1st, 2001, the Company began distribution of the eCashPad. The eCashPad is presently being sold for $59.95. In connection with Company promotions, many eCashPad have been given away or discontinued.

Twelve Month Plan of Execution

         The company's eCashPad product and BEO processing service is positioned effectively to take advantage of market needs for secure internet payments. The company believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The company has published the "Bank Eyes Only" Web merchant install download documentation. Many web merchants are joining the growing numbers of those with the capability of accomplishing "Bank Eyes Only" transactions. This is constantly adding more "Bank Eyes Only" accessible web merchants and is increasing the monthly usage of the eCashPad.

         The marketing strategies for the organization are to acquire merchants through internal profession sales force, external distributors, and managed resellers; and acquire consumers through direct distribution, retail, and managed resellers.

         In addition, the company has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants. Using a revenue sharing plan from the flat fee, the company will incentivize private labels of eCashPads with expected advertising and marketing of private label eCashPads by the vendors to their consumer base. Further registration of "Bank Eyes Only" web merchants will likewise be pursued by a team of specialists to be assembled who understand a specific industry such as phone, cable or collections. These team of specialists will develop the pertinent "Bank Eyes Only" application for that industry and will cultivate strategic alliances within their specific industry. The company is projecting an average transaction revenue of 50 cents per usage which is charged to the web merchant.

         The company envisions the usage of the eCashPad to affect Internet cash wagers by either ATM card with PIN or by on March 13, 2002, chip card payments. The Company formed a subsidiary called eGS, Inc. on March 13, 2002 to exploit this market. eGS will provide support services for Internet companies offering games of skill and games of chance whereby players may use their eCashPad with ATM card and PIN entry to effect on line cash transactions. eGS is being spun off by the Company to shareholders as of the record date in order to maximize shareholders value. The stock dividend will occur on May 15, 2002.

         The Company expects to obtain the additional service of ATM card from capital investments and revenues with PIN entry (debit over the internet) transactions during the second quarter of 2002. The Company has no agreements with ATM card networks to date; however, representatives from STAR ATM card network have sent eConnect a proposal to begin a pilot program. Currently, the Company is seeking a Star member acquiring financial institution to sponsor a web merchant that will receive an ecnrypted PIN-entered on line Internet transaction. The Company is diligently working on this and is in discussions with various financial institutions. Until the Company obtains a STAR member sponsor bank formally sponsoring the web merchants, the proposed pilot will not start. Investors are cautioned against attributing undue certainty to management's assessments.

Capital Resources

         The company expects to obtain enough cash from capital investments and revenues for its operations and business plan over the next twelve months. Commitments from Alpha over that period include approximately $13,500,000. The company will from time to time elect to access equity funding from Alpha. The company expects to continue and increase production of revenues over the next 12 months from sales of eCashPads and BEO Processing services. The Company will raise additional equity funding if necessary.

         All recent acquisitions have been wound down, and no further expenses are expected to occur in connection with any of these. The company has written off investments in Power Click and Top Sports that totaled $2,500,000. Nothing that results from these transactions is expected to have any adverse effect on the business plan of the company or its core operations.

Definitions

         "Bank Eyes Only" refers to a direct Internet connection between the consumer's terminal and the company's bank card authorization system by which the consumer will order an item from an Internet merchant, but the credit card data or ATM data will go directly through the Company's server to the bank, bypassing the merchant. Thus, this service will enable customers to pay for Internet purchases, bill payments and other types of transactions from home by physically swiping either credit cards or ATM cards with PIN entry. "Bank Eyes Only" transactions are processed over the Internet without the cardholder account information being stored at the merchant's web site, nor does the merchant have access to the consumer's bank card information.

         "eCashPad" refers to the smart card and magnetic stripe card read/write terminal with encrypted PIN entry utilized for remote capture of transaction authentication. The reader utilizes USB to connect to a Personal Computer running the windows operating system. The reader is compliant with International Standards Organization requirements for magnetic stripe and smart card payment capture.

Forward Looking Statements.

         This report contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the company's business strategies, continued growth in the company's markets, projections, and anticipated trends in the company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the company's control. The company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the company's products, competitive pricing pressures, changes in the market price of ingredients used in the company's products and the level of expenses incurred in the company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The company disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         financial statements as of and for the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


           The names, ages, and respective positions of the directors, executive officers, and key employee of the company are set forth below. The directors named below will serve until the next annual meeting of the company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the company's affairs. There are no other promoters or control persons of the company. There are legal proceedings involving two of the directors of the company.

Thomas S. Hughes, Chief Executive Officer/Director.

          Mr. Hughes, Age 52, has been Chief Executive Officer and a Director of the company since March 1997. From 1993 to the present, he has also served as the President of Electronic Transactions & Technologies, a privately held Nevada corporation which developed terminals for wireless home and internet applications. Mr. Hughes owns sixty percent of ET&T. Mr Hughes also serves as a director of Kanakaris Communications. Mr. Hughes devotes his full time to e-Connect. ET&T is presently dormant while waiting on the full implementation of the Bank Eyes Only system and will then construct a business service agreement with eConnect as regards the application of sending cash to email recipients by the usage of the eCashPad and the ATM card with PIN.

          The Company currently has no Chief Financial Officer. Failure of the company to have a full time CFO could result in delays in financial decisions. The duties normally performed by such a person are now undertaken as follows. The financial reporting and accounting functions are initially performed by Marylou Garcia. Subsequently, data is reviewed by George Brenner, an outsourced accountant for the Company.

Jack M. Hall, Secretary/Director.

          Mr. Hall, age 72, is currently President of Hall Developments, a real estate development company he founded in 1991, which employs a staff of 10 people. Mr. Hall spends approximately 20 hours per week searching out strategic alliances for the company. Mr. Hall joined the company as Secretary and a Director in March 1997.

Laurence B. Donoghue, Director.

          Mr. Donoghue, age 55, is an attorney as well as a computer professional. He was awarded a Juris Doctor degree at George Washington University in Washington, D.C. in 1971. In December 1997, Mr. Donoghue founded and incorporated an Internet marketing consulting business call Adweb Communications. In July 1998, Mr. Donoghue also opened his own practice of law, founding the Law Offices Of Laurence B. Donoghue. Mr. Donoghue continues to operate both enterprises. From 1975 to 1998, Mr. Donoghue built a successful prosecuting career in the Los Angeles County District Attorney's Office as a Deputy District Attorney. From 1980 to 1998, Mr. Donoghue worked as an Adjunct Professor at Law at Trinity University School of Law. Mr. Donoghue became a director in 2000.

ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table.

---------------------------------------------------------------------------------------------------------
                                        Annual compensation       Long-term compensation
                                     ------------------------ ------------------------------
                                                                    Awards           Payouts
                                                              ---------------------  -------
                                                                         Securities
                                                      Other                 under-
                                                      annual  Restricted    lying              All other
 Name and                                             compen-    stock     options/    LTIP     compen-
 principal                           Salary    Bonus  sation   award(s)      SARs    payouts    sation
 position                     Year    ($)       ($)     ($)      ($)         (#)       ($)       ($)
---------------------------------------------------------------------------------------------------------
                              2001  255,968      0         0  4,800,000    600,000      0         0
Thomas S. Hughes, Chief       2000  255,968      0         0  4,800,000    600,000      0         0
 Executive Off.               1999   79,215      0         0          0          0      0         0
                              1998        0      0         0          0          0      0         0
---------------------------------------------------------------------------------------------------------
                              2001        0      0    57,500     56,000    400,000      0         0
Jack M. Hall, Secretary       2000        0      0    57,500     56,000    400,000      0         0
                              1999        0      0    21,000          0          0      0         0
                              1998        0      0         0          0          0      0         0
---------------------------------------------------------------------------------------------------------
                              2001        0      0         0    101,900    400,000      0         0
Lawrence B. Donoghue,         2000        0      0         0    101,900    400,000      0         0
 Director /(1)/
---------------------------------------------------------------------------------------------------------



(1) Mr. Donoghue became a director of the company on May 23, 2000.


Individual Option/SAR Grants In Fiscal Year Ended December 31, 2000.

---------------------------------------------------------------------------------------------------------
                                              Percent of total
                               Number of        options/SARs
                              securities         granted to
                              underlying        employees in
                             options/SARs       fiscal year      Exercise of base
           Name               granted (#)         /(1)/            price ($/Sh)       Expiration date
---------------------------------------------------------------------------------------------------------


Thomas S. Hughes,              600,000           5.04%           25% of market       December 8, 2010
 Chief Executive Off.                                            price on date of
                                                                 exercise

Jack M. Hall,                  400,000           3.36%           25% of market       December 8, 2010
Secretary                                                        price on date of
                                                                 exercise

Lawrence B. Donoghue,          400,000            3.36%          25% of market       December 8, 2010
 Director                                                        price on date of
                                                                 exercise
---------------------------------------------------------------------------------------------------------

(1) On November 7, 2000, the company's board of directors approved an Amended and Restated Stock Incentive Plan (Amendment No. 3); this will allow for stock options and restricted awards to be made to employees and non-employees of the company. There have been a total of 11,900,000 options granted in December 2000 under this plan, including for the officers and directors (as set forth above).

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values.

-------------------------------------------------------------------------------------------------------------------------------
                                                                              Number of securities              Value of
                                                                                 underlying                  unexercised in-
                                                                                 unexercised                    the-money
                                                                              options/SARs at FY-           options/SARs at
                                                                                    end (#)                    FY-end ($)
                               Shares acquired on       Value realized           Exercisable/                 Exercisable/
           Name                   exercise (#)               ($)                 Unexercisable             Unexercisable /(1)/

           (a)                       (b)                     (c)                     (d)                          (e)
-------------------------------------------------------------------------------------------------------------------------------
Thomas S. Hughes,                     -                      -                150,000 Exercisable                  -
 Chief Executive Off.                                                         450,000 Unexercisable

Jack M. Hall,                         -                      -                100,000 Exercisable                  -
 Secretary                                                                    300,000 Unexercisable

Lawrence B. Donoghue,                 -                      -                100,000 Exercisable                  -
 Director                                                                     300,000 Unexercisable
-------------------------------------------------------------------------------------------------------------------------------

(1) As of fiscal year end (December 31, 2001), none of the unexercised options were in-the-money.


Other Compensation.

          There are no annuity, pension or retirement benefits proposed to be paid to directors and officers of the company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the company. Other than under the Amended and Restated Stock Incentive Plan (Amendment No. 3) as discussed above, there is no remuneration proposed to be paid in the future directly or indirectly by the company to any officer or director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


           The following table sets forth information regarding the beneficial ownership of shares of the company's common stock as of Feburary 8, 2002 (581,718,521 issued and outstanding) by (i) all stockholders known to the company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors, executive officers, and key employees of the company, individually and as a group:

-------------------------------------------------------------------------------------------
                     Name and Address of        Amount and Nature of
Title of Class         Beneficial Owner           Beneficial Owner      Percent of Class
-------------------------------------------------------------------------------------------
Common Stock        Richard Epstein, 12147        40,000,000/(1)/              5.35%
                    Northwest 9th Drive, Coral
                    Springs, FL 33071
-------------------------------------------------------------------------------------------
Common Stock        Thomas S. Hughes, 2500           600,000
                    Via Cabrillo Marina, Suite
                    112, San Pedro, CA 90731
-------------------------------------------------------------------------------------------
Common Stock        Jack M. Hall, 2500 Via           600,000                   *
                    Cabrillo Marina, Suite 112,
                    San Pedro, CA 90731
-------------------------------------------------------------------------------------------
Common  Stock       Laurence B. Donoghue,            510,000                   *
                    2500 Via Cabrillo Marina,
                    Suite 300, San Pedro, CA
                    90731
-------------------------------------------------------------------------------------------
Common  Stock       Shares of all directors,       1,710,000                   *
                    executive officers, and
                    key employees as a group
                    (3 persons)
-------------------------------------------------------------------------------------------

* less than one percent.

(1) The amount owned by this person represents the combined holdings of Alliance Equities and Richard Epstein, who controls such firm.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two years, certain transactions which occurred between the company and its officers, directors and five percent or greater shareholders are set forth below. With respect to each such transaction, the company believes that the terms of each transaction were approximately as favorable to the company as could have been obtained from an unrelated third party:

         (a) On June 30, 2000, the Company granted to Alliance Equity a warrant covering the purchase of 1,400,000 shares of common stock, exercisable at $1.00 per share from June 30, 2000 through June 30, 2002. The Company was charged $716,139 for this grant, and is reflected in the Finance Fees section of the financial statement. b) On August 22, 2000, the Company granted to Richard Epstein in repayment of previous sums loaned to the Company in 2000 (totaling $1,336,366), as follows: (1) a warrant covering the purchase of 3,000,000 shares of common stock, exercisable at $0.25 per share from September 30, 2000 through September 30, 2003; a net charge to the Company's Finance Fees of $1,611,424 was recorded; (2) a warrant covering the purchase of 2,400,000 shares of common stock, exercisable at $0.40 per share from September 30, 2000 through September 30, 2003; a net charge to the Company's Finance Fees of $1,272,021 was recorded; and (3) a warrant covering the purchase of 2,000,000 shares of common stock, exercisable at 50% below the closing bid price on the date of exercise from August 22, 2000 through December 31, 2001; a net charge to the Company's Finance Fees of $1,071,974 was reflected in its financial statement. All the above warrants have been issued, and to date, the warrant to purchase 2,000,000 shares at 50% below the closing bid price has been exercised for $85,000.

         In payment of the amount of $1,336,366, and a further amount of $316,634 loaned to the company in the first quarter of 2001, the company (in addition to the issuance of the warrants) issued a debenture in the principal amount of $1,653,000 (convertible at any time from issuance until April 5, 2002 into shares of common stock at $0.17 per share). Due to a decline in the market price of the shares of the Company, this agreement has been renegotiated to reflect the prevailing market price at the time of issuance. Consequently, an additional 20 million shares were issued to Epstein, as full payment of the monies owed by the Company pursuant to the debentures. This resulted in a net charge to the Company's Interest expense of approximately $173,000. c) On December 15, 2001, the options as described in (a) and (b) above have been repriced at an exercise price of 50% below market value. The cost of this to the Company is $88,400.

         (b) As of December 31, 2001, advances on equity funding line totaling $50,000 relates to advances from Alpha Venture Capital, Inc. related to the Regulation D Common Stock Private Equity Line Subscription Agreement. The advances are due on demand and bear no interest. The Company plans on converting these advances as a draw on the Regulation D Common Stock Private Equity Line Subscription Agreement in fiscal year 2002.

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

         As of December 31, 2000, the Company has drawn $7,773,000 of the available $10,000,000, and issued approximately 22,900,000 and 6,600,000 of shares of its common stock in conjunction with this Subscription Agreement during fiscal years 2000 and 2001, respectively, of which approximately 6,600,000 of these shares were held by Alpha for future advances on the Subscription Agreement. Accordingly, the 6,600,000 shares of the Company's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2000. As of December 31, 2000, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $2,331,000. During fiscal year 2000, Alpha exercised approximately 3,050,000 warrants of the total 5,071,000 granted related to the Subscription Agreement.

         In December 2000, the company entered into an additional Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement No. 2") with Alpha. The Subscription Agreement No. 2 entitles the company to draw funds up to $15,000,000 from issuance of its common stock for an amount equal to 82% of the market value for the five business days immediately following the draw request date, expiring December 2001 with one automatic twelve month extension if at least 20% of the subscription amount is drawn during the first six months as of the agreement date, subject to certain terms and conditions. The Subscription Agreement No. 2 requires the company to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Subscription Agreement No. 2. The Subscription Agreement No. 2 also requires the company to deliver an aggregate of 2,000,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of 40% of the closing bid price of the company's common stock at the agreement date or 40% of the average five day closing bid price as of the date of the effectiveness the Registration Statement. Furthermore, the company is required to deliver to Alpha up to a maximum of 1,000,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The company is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw. As of December 31, 2000, the company has not drawn upon the Subscription Agreement No. 2. Furthermore, no warrants were exercised of the total 3,000,000 warrants granted related to the Subscription Agreement No. 2. As of December 31, 2001, the Company has drawn $1,316,617 of the available $15,000,000, and issued approximately 20,389,000 of shares of its common stock in conjunction with Subscription Agreement No. 2 during fiscal year 2001. During fiscal year 2001, Alpha exercised approximately 4,000,000 warrants of the total granted related to both Subscription Agreements, yielding an additional $160,000 to the Company.

In October 2001, the Company entered into an additional Regulation D Common Stock Purchase Agreement ("Subscription Agreement No. 3") with Alpha. Subscription Agreement No. 3 entitles the Company to draw funds up to $20,000,000 from issuance of its common stock for an amount equal to 85% of the market value for the five business days immediately following the draw request date, expiring in October 2002. Simultaneous with the execution of the Agreement, the Company is required to deliver one hundred five million (105,000,000) shares of Common Stock to the Escrow Agent to be held in Escrow, pursuant to the terms of the Escrow Agreement. Subscription Agreement No. 3 requires the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("Registration Statement") for the registration of common stock for future issuance related to the Agreement. Subscription Agreement No. 3 also requires the Company to issue warrants amounting to 10,500,000 fully paid and non-assessable shares of the Company's Common Stock, no par value per share (the "Common Stock"), at an initial exercise price per share of an amount equal to the lesser of (a) $0.07 or (b) eighty-five percent (85%) of the average of the five (5) closing bid prices following the effective date of the Registration Statement (the "Exercise Price"). The Company is assessed a placement fee, as provided within Subscription Agreement No. 3, for funds drawn, which is equal to 6% of each draw." There were approximately 63,271,000 shares issued in 2001 for $1,109,000.

         (c) On June 16, 2001, the company entered into a purchase agreement with 3Pea Technologies, Inc., a company controlled by Mark Newcomer, the son-in-law of Thomas Hughes, president of the company. Under this agreement, the company agrees to purchase from 3Pea 60,000 PAYPADs. The PAYPAD is a USB hybrid card reading pad which will include, after full packaging by 3Pea, the following items: (1) a four-color printed box; (2) a user instruction manual running approximately seven pages; (3) a printed compact disk containing the necessary proprietary software drivers enabling the PAYPAD to communicate with the host computer; and (4) appropriate designations demonstrating classification approval by relevant licensing bodies, including the U.S. Federal Communications Commission and the Underwriters' Laboratory. This Agreement will expire by its own terms six months from its date of execution.

         (d) In February 2002, the board of directors of eConnect passed a resolution granting ET&T super-voting rights in keeping with the original formation of eConnect in February 1997. This allows ET&T, which is controlled by Thomas S. Hughes, president, director, and shareholder of the Company, to have a controlling vote on issues before the Board of Directors.

         (e) In March 2002, eGS, Inc. ("eGS"), a wholly owned subsidiary of eConnect, Inc., was formed with 35,000,000 shares of common stock authorized with a par value of $0.001. eGS plans to raising $7,500,000 in capital through a private placement. However, there is no certainty as to the ability to raise such capital in the future. On March 3, 2002, the Company made an announcement that its shareholder will receive 1 share of stock in eGS based upon each 100 shares of common stock held in eConnect be issued to shareholders of record as of April 3rd, 2002. The focus of eGS is to provide services for future usages of State-regulated home Internet games. The games will be provided by state licensed gaming providers. eGS will provide the support services for the state regulated internet gaming companies. eConnect will support eCashPad originated PIN debit and smart card transactions facilitated through eGS.

         (f) In February 2002, the Company issued, 76,500,000 shares of its common stock to Alpha Venture Capital Inc. related to Subscription Agreement
No. 3 which was placed in escrow for future advances on the equity funding line, as discussed in Note 7.

         (g) In February 2002, the Company issued 23,200,000 shares of common stock to Alliance Equities, (an entity controlled by Mr. Epstein who is also a significant stockholder of the Company) in exchange for $173,600, net of offering costs of $327,500.

         (h) In February 2002, the Company issued 6,800,000 shares of its common stock related to Alliance Equities related to the exercise of warrants with an exercise price of $0.01

         (i) In February 2002, the Company issued 40,519,528 shares of its common stock to Richard Epstein, a significant stockholder of the Company, in satisfaction of advances from Alliance Equities of $300,000 and $183,000, net of offering costs of $173,754.

         (j) In February 2002, the Company issued 10,000,000 shares of common stock in satisfaction of promissory notes payable to an individual totaling $238,050, including accrued interest of $37,250 from fiscal year 2001 and interest expense of $125,800 related to fiscal year 2002.

         (k) In January of 2000, the Company entered into a Consulting Services Agreement with Richard Epstein, a significant shareholder of the Company. Mr. Epstein has agreed to assist the Company in developing a market for the usage of the eCash Pad for a period of three years in exchange for 15,000,000 shares of the Company's common stock. The amount recorded as consulting expense totaled $983,475 for the year ended December 31, 2000. In February 2001, the Company issued Mr. Epstein 15,000,000 shares of its common stock, 5,000,000 of which satisfied the liability of $983,475, with the remaining portion recorded as prepaid consulting services of $1,966,950 which has been fully expensed as of December 31, 2001.

         (l) In February 2000, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to provide consulting services related to future mergers and acquisitions in behalf of the Company for a period of 2 years in exchange for 300,000 shares of the Company's common stock monthly for a total of 7,200,000 shares. The Company recorded consulting expenses of $3,996,630 for the year ended December 31, 2000. During the year ended 2000, the Company issued a total of 1,050,000 shares of the its common stock in advance of such services having been rendered. Accordingly, the Company has recorded a prepaid consulting services of $1,271,655 related to such advance issuances as of December 31, 2000. During 2001, the Company issued an additional 1,800,000 shares of common stock to Mr.. Epstein for consulting services rendered during this period and recorded consulting expenses of $2,179,980 for the year ended December 31, 2001. As of December 31, 2001, the Company has expensed all prepaid consulting services reflected as of December 31, 2000 totaling $1,271,655.

         (m) In July 2001, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to target, locate and bring to the Company 10 strategic allies per year in respective industries related to PERFECT transactions in exchange for 15,000,000 shares of the Company's common stock and recorded consulting expenses totaling of $849,150 for the year ended December 31, 2001.

         (n) During the fiscal year 2001, the Company issued 51,168,462 shares of common stock to satisfy balances due Mr. Epstein, a significant shareholder of the Company, and Alliance Equities ("Alliance"), a Company controlled by Mr. Epstein, totaling $3,043,317, including interest of $681,951.

         (o) In December 2001, the Company issued 7,504,724 shares of common stock to Alliance for interest totaling $111,220.

During the year-ended 2000, the Company issued 3,300,000 shres of its common stock totaling $3,966,630.

         (p) In May 2001, the Company issued 3,550,000 shares of common stock to Alliance for other consulting services and recorded consulting expenses totaling $345,131 for the year ended December 31, 2001.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS

There were no reports filed on Form 8-K during the last quarter of fiscal 2001.

                                  EXHIBIT INDEX

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

4.3 Common Stock Purchase Agreement between the company and Alpha Venture Capital, Inc., dated October 6, 2001 (incorporated by reference to the SB-2 filed on October 9, 2001).

10.1 Promissory Note between Electronic Transactions & Technologies and Unipay, Inc., dated April 26, 1999 (incorporated by reference to
          Exhibit 10.5 of the Form 10-KSB filed on May 9, 2000).


10.2 Amendment to Agreement to License Assets dated February 18, 1997 between the company, Electronic Transactions & Technologies, and James Clinton, dated September 1, 1999 (incorporated by reference to Exhibit
          10.7 of the Form SB-2/A filed on May 3, 2001).

10.3 Agreement between the company and Alliance Equities, dated November 29, 1999 (incorporated by reference to Exhibit 10.18 of the Form 10-KSB filed on May 9, 2000).

10.4 Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.19 of the Form 10-KSB filed on May 9, 2000).

10.5 Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated December 1, 1999 (incorporated by reference to Exhibit 10.20 of the Form 10-KSB filed on May 9, 2000).


10.6 Software License, Development, and Maintenance Agreement (Dominican Republic) between the company and eFunds Corporation, dated February 3, 2000 (incorporated by reference to Exhibit 10.34 of the Form 10-QSB filed on May 30, 2000).

10.7 Software License, Development, and Maintenance Agreement (Ireland) between the company and eFunds Corporation, dated February 4, 2000 (incorporated by reference to Exhibit 10.36 of the Form 10-QSB filed on May 30, 2000).

10.8 Agreement between the company and Richard Epstein, dated February 12, 2000 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on April 25, 2001).

10.9 Loan Agreement between the company and Richard Epstein, dated February 15, 2000 (incorporated by reference to Exhibit 10.38 of the Form 10-QSB filed on May 30, 2000).

10.10 Amended and Restated Secured Promissory Note issued to the company by Electronic Transactions & Technologies and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.45 of the Form 10-QSB filed on May 30, 2000).

10.11 Amended and Restated Security Agreement between the company, Electronic Transactions & Technologies, and Thomas S. Hughes, dated March 31, 2000 (incorporated by reference to Exhibit 10.46 of the Form 10-QSB filed on May 30, 2000).

10.12 Agreement for Sale and Plan of Reorganization between the company and National Data Funding Corporation, dated October 29, 2000 (incorporated by reference to Exhibit 10.53 of the Form SB-2/A filed on May 3, 2001).

10.13 Purchasing Agreement between the company and 3Pea Technologies, Inc., dated June 19, 2001 (incorporated by reference to Exhibit 10.56 of the Form SB-2 filed on July 30, 2001).


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

99.3      Trademark filed on March 15, 2000 (incorporated by reference to
          Exhibit 99.3 of the Form 10-QSB filed on May 30, 2000).

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EConnect, Inc.

By /s/ Thomas S. Hughes
Thomas S. Hughes, Chairman and CEO

/s/ Jack M. Hall
Jack M. Hall, Secretary, Director
                                    eConnect
                              Financial Statements

                                TABLE OF CONTENTS

                                                                 PAGE NO.
                                                             -----------------

Report of Independent Certified Public Accountants                 F - 1

Financial statements

     Balance sheet                                                 F - 2

     Statements of operations                                      F - 3

     Statement of stockholders' deficit                            F - 4

     Statements of cash flows                                      F - 6

     Notes to financial statements                                 F - 8

                          L.L. Bradford & Company, LLC
                   Certified Public Accountants & Consultants
                             3441 S. Eastern Avenue
                             Las Vegas, Nevada 89102
                     (702) 735-5030 facsimile (702) 735-4854




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders eConnect
San Pedro, California

We have audited the accompanying balance sheet of eConnect as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eConnect as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered losses from operations, current liabilities exceed current assets and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 19, 2002
                                    eCONNECT
                                 BALANCE SHEET

                                                                            December 31,
                                                                               2001
                                                                           -------------
                                        ASSETS

Current assets
      Inventory                                                            $     180,019
                                                                           -------------
           Total current assets                                                  180,019

Fixed assets, net                                                                227,638

Other assets
      Deposit                                                                     24,819
      Other assets                                                               370,509
                                                                           -------------
           Total other assets                                                    395,328
                                                                           -------------

Total assets                                                               $     802,985
                                                                           =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                                       $      30,223
      Accounts payable                                                         2,127,512
      Accrued liabilities                                                      3,072,217
      Due to related parties                                                   2,643,549
      Deferred revenue                                                               674
      Legal settlement liability                                               1,404,700
      Advance on equity funding line                                              50,000
      Notes payable                                                            1,697,789
                                                                           -------------
           Total current liabilities                                          11,026,664
                                                                           -------------

           Total liabilities                                                  11,026,664

Commitments and contingencies                                                         --

Stockholders' deficit
      Common stock; $.001 par value; 500,000,000
         shares authorized, 471,931,621 shares
         issued and outstanding                                                  471,931
      Additional paid-in capital                                             153,967,061
      Accumulated deficit                                                   (164,662,671)
                                                                           -------------
           Total stockholders' deficit                                       (10,223,679)
                                                                           -------------

           Total liabilities and stockholders' deficit                     $     802,985
                                                                           =============

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                            STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
                                                                               2001                        2000
                                                                       ---------------------       --------------------
Revenue
     Other sales                                                        $              1,579        $                --
                                                                       ---------------------       --------------------

        Gross income                                                                   1,579                         --
                                                                       ---------------------       --------------------

Operating expenses
     Stock based compensation                                                     10,748,159                 83,441,832
     Bad debts                                                                        44,101                  4,952,537
     Consulting                                                                      914,462                  4,033,344
     Public relations                                                                192,775                  1,198,411
     Professional fees                                                               430,304                    743,207
     Research and development                                                         90,441                  4,620,491
     Wages                                                                         1,595,310                  1,963,574
     Amortization and depreciation                                                   956,248                  1,967,338
     General and administrative                                                      790,828                  4,226,365
                                                                       ---------------------       --------------------

        Total operating expenses                                                  15,762,628                107,147,099
                                                                       ---------------------       --------------------

Net loss from operations                                                         (15,761,049)              (107,147,099)

Other income (expense)
     Interest income                                                                      --                      9,056
     Interest expense                                                               (394,274)                (1,263,012)
     Impairment of intangible asset                                                 (216,239)                        --
     Loss on investment                                                              (48,040)                (4,527,546)
     Loss on purchased software                                                      (61,694)                        --
     Loss on other assets                                                           (124,930)                        --
     Cancellation fee                                                               (526,212)                        --
     Legal settlement                                                             (1,813,231)                (1,451,959)
     Cancellation of common stock                                                         --                    984,375
     Loss on equity method investees                                                      --                   (603,438)
                                                                       ---------------------       --------------------

        Total other income (expense)                                              (3,184,620)                (6,852,524)
                                                                       ---------------------       --------------------

Net loss before provision for income taxes                                       (18,945,669)              (113,999,623)

Provision for income taxes                                                              (800)                      (800)
                                                                       ---------------------       --------------------

Net loss from continuing operations                                              (18,946,469)              (114,000,423)

Discontinued operations
     Loss from discontinued gaming operations
        from January 1, 2001 to June 30, 2001
        (net of income tax benefit which is fully
        allowed for)                                                                (589,785)                  (661,464)
                                                                       ---------------------       --------------------

Net loss                                                                         (19,536,254)              (114,661,887)
                                                                       =====================       ====================

Earning per share
     Loss from continuing operations                                    $              (0.06)       $             (0.65)
     Loss from discontinued operations                                                    --                         --
                                                                       ---------------------       --------------------
     Net loss                                                           $              (0.06)       $             (0.65)
                                                                       =====================       ====================

Basic and diluted weighted average
     common shares outstanding                                                   316,550,820                174,371,038
                                                                       =====================       ====================

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                         Due From       Common Stock
                                                                  Common Stock                        Related Party -   Issued for
                                                           --------------------------    Additional    Secured By         Prepaid
                                                             Number of                     Paid-in      Company's       Consulting
                                                              Shares        Amount         Capital     Common Stock       Services
                                                           ------------ -------------   -------------  -------------   -------------
Balance, December 31, 1999                                  110,601,173 $     110,601   $  28,087,363  $  (2,980,882)  $         --

Capital contribution from minority
 interest in consolidated subsidiary                                 --            --              --             --             --

Stockholder loan                                                     --            --              --     (1,854,835)            --

Stock subscription payable                                      495,000           495          81,051             --             --

Common shares issued in satisfaction
 of officer bonus payable                                     6,000,000         6,000       4,794,000             --             --

Stockholder loan reserve as allowance
 for doubtful accounts                                               --            --              --      4,835,717             --

Common shares issued for cash, weighted
 average price of $0.40                                       3,335,762         3,336       1,330,969             --             --

Common shares issued for cash, weighted
 average price of $0.16                                       3,000,000         3,000         497,000             --             --

Common shares issued for services, weighted
 average price of $0.63                                      65,158,348        65,158      40,789,546             --             --

Common shares issued for employee based
 compensation                                                   570,000           570       1,046,302             --             --

Common stock issued to satisfy Company
 accounts payable                                               666,667           667         549,333             --             --

Stock based compensation related to options
 and warrants granted                                                --            --      40,366,861             --             --

Stock based lawsuit settlement with warrants                         --            --       1,451,959             --             --

Common shares issued for services related
 to exercise of warrants with an exercise
 price of $0.40                                               2,933,488         2,933       1,170,462             --             --

Prepaid consulting services paid with common shares           1,050,000         1,050       1,270,605             --     (1,271,655)

Cancellation of common shares related to the fiscal
 year 1999 acquisition of Isla Escondida, S.A.              (10,500,000)      (10,500)       (973,875)            --             --

Cancellation of common shares related to the
 fiscal year 1999 acquisition of Top Sports, S.A.            (1,000,000)       (1,000)        (72,100)            --             --

Common shares issued for cash related to Alpha Venture
  Capital, Inc., net of offering costs of $2,331,486         13,161,800        13,162       6,486,738             --             --

Common shares issued for cash related to Alpha Venture
 Capital, Inc. exercise of warrants, weighted average
 exercise price of $0.20                                      3,050,000         3,050         610,350             --             --

Common shares issued for cash related to exercise of
 warrants with an exercise price of $0.40                     7,351,959         7,352       2,933,432             --             --

Common shares issued for the acquisition of
 Powerclick, Inc.                                             8,000,000         8,000       1,292,000             --             --

Common shares issued as additional consideration for
  50.00% ownership in Top Sports, S.A.                          200,000           200          46,832             --             --

Net loss                                                             --            --              --             --             --
                                                          ------------- -------------   -------------  -------------   ------------

Balance, December 31, 2000                                  214,074,197       214,074     131,758,828             --     (1,271,655)

                                                                             Minority
                                                            Stock           Interest In                         Total
                                                         Subscription      Consolidated    Accumulated       Stockholders'
                                                            Payable         Subsidiary        Deficit          Deficit
                                                         -------------    --------------   -------------    -------------
Balance, December 31, 1999                               $      81,546    $          --    $ (30,573,349)   $  (5,274,721)

Capital contribution from minority
 interest in consolidated subsidiary                                --           16,511               --           16,511

Stockholder loan                                                    --               --               --       (1,854,835)

Stock subscription payable                                     (81,546)              --               --               --

Common shares issued in satisfaction
 of officer bonus payable                                           --               --               --        4,800,000

Stockholder loan reserve as allowance
 for doubtful accounts                                              --               --               --        4,835,717

Common shares issued for cash, weighted
 average price of $0.40                                             --               --               --        1,334,305

Common shares issued for cash, weighted
 average price of $0.16                                             --               --               --          500,000

Common shares issued for services, weighted
 average price of $0.63                                             --               --               --       40,854,704

Common shares issued for employee based
 compensation                                                       --               --               --        1,046,872

Common stock issued to satisfy Company
 accounts payable                                                   --               --               --          550,000

Stock based compensation related to options
 and warrants granted                                               --               --               --       40,366,861

Stock based lawsuit settlement with warrants                        --               --               --        1,451,959

Common shares issued for services related
 to exercise of warrants with an exercise
 price of $0.40                                                     --               --               --        1,173,395

Prepaid consulting services paid with common shares                 --               --               --               --

Cancellation of common shares related to the fiscal
 year 1999 acquisition of Isla Escondida, S.A.                      --               --               --         (984,375)

Cancellation of common shares related to the
 fiscal year 1999 acquisition of Top Sports, S.A.                   --               --               --          (73,100)

Common shares issued for cash related to Alpha Venture
  Capital, Inc., net of offering costs of $2,331,486                --               --               --        6,499,900

Common shares issued for cash related to Alpha Venture
 Capital, Inc. exercise of warrants, weighted average
 exercise price of $0.20                                            --               --               --          613,400

Common shares issued for cash related to exercise of
 warrants with an exercise price of $0.40                           --               --               --        2,940,784

Common shares issued for the acquisition of
 Powerclick, Inc.                                                   --               --               --        1,300,000

Common shares issued as additional consideration for
  50.00% ownership in Top Sports, S.A.                              --               --               --           47,032

Net loss                                                            --         (108,819)    (114,553,068)    (114,661,887)
                                                         -------------    -------------    -------------    -------------

Balance, December 31, 2000                                          --          (92,308)    (145,126,417)     (14,517,478)

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                                          Due From      Common Stock
                                                                          Common Stock                  Related Party -  Issued for
                                                                    ----------------------   Additional  Secured By       Prepaid
                                                                    Number of                 Paid-in    Company's      Consulting
                                                                     Shares      Amount       Capital   Common Stock      Services
                                                                    ----------- --------- ------------- ------------    -----------
Balance, December 31, 2000                                          214,074,197   214,074   131,758,828          --     (1,271,655)

Common shares issued for prepaid consulting services                 31,100,000    31,100     5,235,450          --     (5,266,550)

Amortization of prepaid consulting services                                  --        --            --          --      6,538,205

Common shares issued in satisfaction of due to related parties        8,000,000     8,000     3,688,243          --             --

Common shares issued in satisfaction of due to consultants            2,400,000     2,400     2,018,047          --             --

Common shares issued for cash related to exercise of
  options and warrants                                                3,423,899     3,424       641,277          --             --

Common shares issued for cash, $0.01                                 19,000,100    19,000       141,000          --             --

Common shares issued for cancellation fee                             3,600,000     3,600       522,612          --             --

Common shares issued in satisfaction of due to related party
  related to exercise of warrants with an exercise price of $0.04     2,000,000     2,000        83,000          --             --

Common shares issued for services related to exercise of
  warrants with an exercise price of $0.26                               74,113        74        19,102          --             --

Common shares issued in satisfaction of advance
  on equity funding line                                              2,118,975     2,119       204,481          --             --

Common shares issued for cash related to Alpha Venture
  Capital, Inc., net of offering costs of $1,480,578                 83,660,382    83,661     2,342,010          --             --

Common shares issued for cash related to Alpha Venture
  Capital, Inc. exercise of warrants, exercise price of $0.04         4,000,000     4,000       156,000          --             --

Common shares issued for services, weighted average price of $0.08   25,996,806    25,997     2,125,215          --             --

Common shares issued for interest                                    11,710,348    11,710       454,043          --             --

Common stock issued in satisfaction of due to related party,
  including interest of $681,951                                     51,168,462    51,168     2,992,149          --             --

Warrants granted for interest                                                --        --         9,275          --             --

Warrants granted in satisfaction of promissory note payable,
  including interest of $265,447                                             --        --       325,447          --             --

Common shares issued in satisfaction of promissory note payable,
  including interest of $51,950                                       6,001,505     6,001       321,065          --             --

Common shares issued in satisfaction of accrued interest              1,602,834     1,603       109,555          --             --

Stock based compensation related to options and warrants granted             --        --       565,190          --             --

Common shares issued in satisfaction of settlement liability          2,000,000     2,000       255,072          --             --

Elimination of minority interest in consolidated subsidiary related
  to discontinued operations                                                 --        --            --          --             --

Net loss                                                                     --        --            --          --             --
                                                                    ----------- --------- ------------- ------------    -----------

Balance, December 31, 2001                                          471,931,621 $ 471,931 $ 153,967,061        $ --           $ --
                                                                    =========== ========= ============= ============    ===========

                                                                                      Minority
                                                                          Stock     Interest In                     Total
                                                                       Subscription Consolidated   Accumulated   Stockholders'
                                                                         Payable     Subsidiary      Deficit        Deficit
                                                                       -----------   -----------  ------------- -------------
Balance, December 31, 2000                                                     --       (92,308)  (145,126,417)  (14,517,478)

Common shares issued for prepaid consulting services                           --            --             --            --

Amortization of prepaid consulting services                                    --            --             --     6,538,205

Common shares issued in satisfaction of due to related parties                 --            --             --     3,696,243

Common shares issued in satisfaction of due to consultants                     --            --             --     2,020,447

Common shares issued for cash related to exercise of
  options and warrants                                                         --            --             --       644,701

Common shares issued for cash, $0.01                                           --            --             --       160,000

Common shares issued for cancellation fee                                      --            --             --       526,212

Common shares issued in satisfaction of due to related party
  related to exercise of warrants with an exercise price of $0.04              --            --             --        85,000

Common shares issued for services related to exercise of
  warrants with an exercise price of $0.26                                     --            --             --        19,176

Common shares issued in satisfaction of advance
  on equity funding line                                                       --            --             --       206,600

Common shares issued for cash related to Alpha Venture
  Capital, Inc., net of offering costs of $1,480,578                           --            --             --     2,425,671

Common shares issued for cash related to Alpha Venture
  Capital, Inc. exercise of warrants, exercise price of $0.04                  --            --             --       160,000

Common shares issued for services, weighted average price of $0.08             --            --             --     2,151,212

Common shares issued for interest                                              --            --             --       465,753

Common stock issued in satisfaction of due to related party,
  including interest of $681,951                                               --            --             --     3,043,317

Warrants granted for interest                                                  --            --             --         9,275

Warrants granted in satisfaction of promissory note payable,
  including interest of $265,447                                               --            --             --       325,447

Common shares issued in satisfaction of promissory note payable,
  including interest of $51,950                                                --            --             --       327,066

Common shares issued in satisfaction of accrued interest                       --            --             --       111,158

Stock based compensation related to options and warrants granted               --            --             --       565,190

Common shares issued in satisfaction of settlement liability                   --            --             --       257,072

Elimination of minority interest in consolidated subsidiary related
  to discontinued operations                                                   --        92,308             --        92,308

Net loss                                                                       --            --    (19,536,254)  (19,536,254)
                                                                       -----------   ----------- -------------- -------------

Balance, December 31, 2001                                                   $ --          $ --  $(164,662,671) $(10,223,679)
                                                                       ===========   =========== ============== =============

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                            STATEMENTS OF CASH FLOW

                                                                                          Year Ended December 31,
                                                                           ----------------------------------------------
                                                                                     2001                       2000
                                                                           -------------------           ----------------
Cash flows from operating activities:
     Net loss                                                              $       (19,536,254)          $   (114,661,887)
     Adjustments to reconcile net loss to net
     cash used by operating activities:
         Amortization and depreciation                                                 956,248                  1,967,338
         Stock based compensation                                                   10,748,159                 83,441,832
         Impairment of intangible asset                                                216,239                         --
         Loss on investments                                                            48,040                  4,527,546
         Loss on purchased software                                                     61,694                         --
         Loss on other assets                                                          124,930                         --
         Cancellation fee                                                              526,212                         --
         Bad debts                                                                          --                  4,952,537
         Loan fee                                                                           --                    253,501
         Cancellation of common stock                                                       --                   (984,375)
         Legal settlement                                                                   --                  1,451,959
     Changes in operating assets and liabilities:
         Change in due from related party                                                   --                    133,180
         Change in accounts receivable                                                  16,758                    (16,758)
         Change in inventory                                                          (180,019)                        --
         Change in stock subscription payable                                               --                    220,176
         Change in deposits                                                             14,001                    (38,820)
         Change in other assets                                                       (389,827)                  (105,612)
         Change in due from related party -
          secured by Company's common stock                                                 --                 (1,854,835)
         Change in bank overdraft                                                       30,223                         --
         Change in accounts payable                                                     15,239                  1,740,453
         Change in accrued liabilities                                               1,132,853                  2,942,694
         Change in due to consultants                                                       --                  2,020,447
         Change in due to related parties                                            1,742,749                  3,106,403
         Change in deferred revenue                                                        674                         --
         Change in legal settlement liability                                        1,404,700                         --
                                                                           -------------------           ----------------
                 Net cash used by operating activities                              (3,067,381)               (10,904,221)

Cash flows from investing activities:
     Purchase of fixed assets                                                          (49,498)                  (497,857)
     Purchase of purchased software                                                         --                 (2,168,892)
     Cost of investments                                                                    --                 (1,000,000)
                                                                           -------------------           ----------------
                 Net cash used by investing activities                                 (49,498)                (3,666,749)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                           337,500                  2,606,305
     Proceeds from advance on equity funding line                                       50,000                    206,600
     Principal payments on notes payable                                              (674,000)                  (260,000)
     Proceeds from issuance of common stock                                          3,390,372                 11,888,389
     Proceeds from minority interest in consolidated subsidiary                             --                     16,511
                                                                           -------------------           ----------------
                 Net cash provided by financing activities                           3,103,872                 14,457,805
                                                                           -------------------           ----------------

Net decrease in cash                                                                   (13,007)                  (113,165)

Cash, beginning of period                                                               13,007                    126,172
                                                                           -------------------           ----------------

Cash, end of period                                                        $                --           $         13,007
                                                                           ===================           ================

Supplemental disclosure of cash flow:
     Cash paid for interest                                                $            87,000           $        121,493
                                                                           ===================           ================
     Cash paid for taxes                                                   $               800           $            800
                                                                           ===================           ================

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                      STATEMENTS OF CASH FLOW (CONTINUED)

                                                                               Year Ended December 31,
                                                                          ---------------------------------
                                                                               2001               2000
                                                                          ---------------   ---------------
Schedule of non-cash investing and financing activities:
     1,050,000 common shares issued for prepaid
         consulting services                                               $         --      $   1,271,655
                                                                          ==============    ===============

     1,000,000 common shares cancelled during renegotiation
         of 99.94% of Top Sports, S.A. recorded as portion of
         due to related parties                                            $         --      $     (73,100)
                                                                          ==============    ===============

     Remaining consideration for 99.94% acquisition of
         Top Sports, S.A. recorded as portion of due
         to related parties                                                $         --      $   2,973,996
                                                                          ==============    ===============

     6,000,000 common shares issued for
         officer bonus payable                                             $         --      $   4,800,000
                                                                          ==============    ===============

     8,000,000 common shares issued related
         to acquisition of Powerclick, Inc.                                $         --      $   1,300,000
                                                                          ==============    ===============

     666,667 common shares issued for accounts payable                     $         --      $     550,000
                                                                          ==============    ===============

     203,865 common shares issued for
         stock subscription payable                                        $         --      $      81,546
                                                                          ==============    ===============

     31,100,000 common shares issued for prepaid
         consulting services                                               $  5,266,550      $          --
                                                                          ==============    ===============

     8,000,000 common shares issued in satisfaction of
         due to related parties                                            $  3,696,243      $          --
                                                                          ==============    ===============

     2,400,000 common shares issued in satisfaction of
         due to consultants                                                $  2,020,447      $          --
                                                                          ==============    ===============

     2,000,000 common shares issued in satisfaction of
         due to related party related to exercise of warrants
         with an exercise price of $0.04                                   $     85,000      $          --
                                                                          ==============    ===============

     2,118,975 common shares issued in satisfaction of
         advance on equity funding line                                    $    206,600      $          --
                                                                          ==============    ===============

     51,168,462 common shares issued in satisfaction of
         due to related party, excluding interest of $681,951              $  2,361,366      $          --
                                                                          ==============    ===============

     Warrants granted in satisfaction of promissory note
         payable, excluding interest of $265,447                           $     60,000      $          --
                                                                          ==============    ===============

     6,001,505 common shares issued in satisfaction of
         promissory note payable, excluding interest of
         $51,950                                                           $    275,116      $          --
                                                                          ==============    ===============

     1,602,834 common shares issued in satisfaction of
         accrued interest                                                  $    111,158      $          --
                                                                          ==============    ===============

     2,000,000 common shares issued in satisfaction of
         settlement liability                                              $    257,072      $          --
                                                                          ==============    ===============

     Elimination of minority interest in consolidated subsidiary
       related to discontinued operations                                  $     92,308      $          --
                                                                          ==============    ===============

                 See Accompanying Notes to Financial Statements
                                    eCONNECT
                         NOTES TO FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
     --------------------------------------------------------------------

     Description of business - eConnect (the "Company") currently has one
     -----------------------
     division which is focused on the development of the Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT") industry, which consists of the fully operational terminal, the eCash Pad, affecting Internet ATM card with PIN, credit card, smart card transactions, and generating a fee per transaction for the Company.

     History - eConnect (formerly Betting, Inc.) was originally incorporated in
     -------
     the State of Missouri on September 1, 1981 under the name of Handy-Top, Inc. The Company underwent several name changes until May 1993, when it changed its name to Leggoons, Inc. and continued as a shell corporation with no business operations.

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

     In June 1999, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to eConnect. In November 2000, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 300,000,000. In July 2001, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 500,000,000. In January 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 700,000,000. In March 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada secretary of State further increasing the number of authorized common stocks to 750,000,000.

     Definition of fiscal year - The Company's fiscal year end is December 31.
     -------------------------

     Reclassification - Certain prior year balances have been reclassified to
     ----------------
     conform to the current year presentation.

     Use of estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory - Inventory is stated at the lower of cost or market. Cost is
     ---------
     determined by using the average cost method. Substantially all of the inventory consists of finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     Fixed assets - Fixed assets are stated at cost less accumulated
     ------------
     depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

     Goodwill and intangible assets - Goodwill represents the excess of an
     ------------------------------
     acquired business' purchase price over the fair value of its assets, resulting from business acquisitions accounted for under the purchase method. Intangible assets consist of purchased technology. Goodwill and intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over the estimated useful life of three years.

     The Company records impairment losses or write-downs on goodwill and intangible assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

     Fair value of financial instruments - The carrying amounts for the
     -----------------------------------
     Company's inventory, bank overdraft, accounts payable, accrued liabilities, due to related parties, legal settlement liability, deferred revenue, advance on equity funding line, and notes payable approximate fair value due to the short-term maturity of these instruments.

     Earnings (loss) per share - Basic earnings (loss) per share excludes any
     -------------------------
     dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     Revenue recognition - Revenues from its PERFECT division will consist of
     -------------------
     (i) the sale of eCash Pads and (ii) transaction fees charged to merchants for electronic cash payments using the eCash Pads. Revenues from the sale of eCash Pads recorded after a 30-day trial period of the product by the customer. Revenues from transaction fees charged to merchants for electronic cash payments using the eCash Pads are recognized upon the completion of each electronic cash payment transaction, at which time a transaction fee is assessed to the merchant.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     Income taxes - The Company accounts for its income taxes in accordance with
     ------------
     Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As of December 31, 2001, the Company has available net operating loss carryovers of approximately $42,000,000 that will expire in various periods through 2021. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     Comprehensive income (loss) - The Company has no components of other
     ---------------------------
     comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

     Segment information - The Company discloses segment information in
     -------------------
     accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. As of December 31, 2001, the Company has only one operating segment.

     Advertising costs - The Company recognizes advertising expenses in
     -----------------
     accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs of approximately $75,000 and $226,000 were incurred for the years ended December 31, 2001 and 2000, respectively.

     Stock-based compensation - The Company accounts for stock-based employee
     ------------------------
     compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     Research and development costs - Research and development costs are charged
     ------------------------------
     to expense when incurred. Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-1, "Internal Use Software." In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" and we adopted this consensus on July 1, 2000. This consensus requires that entities treat most web site development as internal use software under SOP No. 98-1. Under these accounting pronouncements, we expense costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web sites will be used as intended. Costs incurred for upgrades and enhancements to our software or web sites are capitalized when we believe such efforts result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web sites, which range from one to three years. As of December 31, 2001, there are no costs capitalized under SOP No. 98-1.

     Expenses of offering - The Company accounts for specific incremental costs
     --------------------
     directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

     New accounting pronouncements - In July 2001, the Financial Accounting
     -----------------------------
     Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS
     143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     New accounting pronouncements (continued)
     -----------------------------

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

2.   FIXED ASSETS
     ------------

     Fixed assets consist of the following as of December 31, 2001:

         Furniture and fixtures                      $        40,362
         Computers, equipment and software                   252,586
         Leasehold equipment                                  60,801
                                                     ---------------
                                                             353,749

         Less: accumulated depreciation                      126,111
                                                     ---------------

         Fixed assets, net                           $       227,638
                                                     ===============

3.   INVESTMENTS
     -----------

     Isla Escondida,  S.A. - The Company  initiated an acquisition of Isla
     ---------------------
     Escondida, S.A. during 1999. This acquisition was recorded using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the financial results of the Company from the date of such transaction forward.

     In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environment in which the Company and the acquired company operate were also considered in the valuation analysis.

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

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.   INVESTMENTS (continued)
     -----------

     Isla Escondida, S.A. continued
     --------------------

     As of December 31, 1999, the Company evaluated the balance and useful life of goodwill related to 777WINS and determined that approximately $3,302,000 had no future benefit and, accordingly, recorded a loss on investment for the same amount. As of December 31, 2000, the Company reevaluated the balance and useful life of the remaining goodwill related to 777WINS and determined an impairment on such goodwill since the operations have not commenced nor does the Company anticipate it will ever commence. Accordingly, the Company recorded a loss for the remaining unamortized goodwill balance related to 777WINS approximating $139,000.

     During 2000, the Company cancelled 10,500,000 shares of the Company's common stock related to the fiscal year 1999 acquisition of 777WINS. The Company renegotiated the terms of the acquisition of 777WINS primarily due to lack of performance of 777WINS. The cancellation of common stock has been reflected as other income of $984,375, see Note 11 for additional discussion.

     Top Sports, S.A. - In December 1999, the Company acquired 50% of the
     ----------------
     outstanding capital stock of Top Sports, S.A. ("Top Sports") in consideration of $35,000, 1,000,000 shares of the Company's common stock and 2,000,000 warrants to purchase common stock for $0.40 per share for a total value of $108,100, of which $85,319 was comprised of goodwill. During 2000, the Company renegotiated the terms of the acquisition agreement, whereby the Company agreed to issue an additional 1,000,000 shares valued at $235,160. In April 2000, the Company acquired an additional 49.94% of Top Sports in consideration of 3,000,000 shares of the Company's common stock and 1,000,000 warrants to purchase common stock for $1.00 per share for a total value of $2,785,867. This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company's equity interest in Top Sports' loss for the period from January 1, 2000 through March 31, 2000 has been recorded as a loss on equity-method investees totaling $200,668. The results of operations from April 1, 2000 through December 31, 2000 for the acquired company has been included in the financial results of the Company.

     During fiscal year 2000, the Company cancelled 1,000,000 shares of its common stock related to the fiscal year 1999 acquisition of Top Sports. The cancellation was a result of the renegotiated terms of the acquisition agreement which called for the cancellation of the original shares issued in 1999 and for the issuance of new shares as discussed above.

     In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environments in which the Company and the acquired company operate were also considered in the valuation analysis. As of December 31, 2000, the Company evaluated the unamortized balance and useful life of goodwill related to Top Sports and determined the balance had no future benefit and, accordingly, recorded a loss on investment for approximately $2,788,000.

     As discussed in Note 18, the Company has discontinued all operations related to Top Sports during the fiscal year 2001.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   INVESTMENTS (continued)
     -----------

     Powerclick, Inc. - In February 2000, the Company acquired 50% of the
     ----------------
     outstanding capital stock of Powerclick, Inc. ("Powerclick") in consideration of $750,000 and 8,000,000 shares of the Company's common stock valued at $1,300,000 for an aggregate investment of $2,050,000 which is principally comprised of goodwill. The Company's equity interest in Powerclick's loss has been recorded as a loss on equity-method investees totaling $402,770 as of December 31, 2000.

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

     During March 2001, the Company evaluated and determined the remaining $48,040 of this investment had no future benefit, accordingly, the Company recorded a loss on investment for the remaining amount.

     www.theArtAuction.com - In September 1999, the Company acquired
     ---------------------
     www.theArtAuction.com ("ArtAuction") from Powerclick, Inc., a domain name and website portal, to provide on-line art auctions. In connection with the acquisition, the Company issued 2,165,000 shares of the Company's common stock to Powerclick, Inc. Substantially the entire purchase price, approximately $964,000, was allocated to other intangibles.

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

     eConnect Caribbean, S.A. - eConnect Caribbean, S.A. ("eConnect Caribbean")
     ------------------------
     was organized under the laws of the Dominican Republic and served as the Company's Latin American headquarters for all e-commerce transactions. The Company owned 75% of the outstanding capital shares with the remaining 25% owned by eConnect Caribbean's company's managing director. eConnect Caribbean was in the start-up phase, therefore no revenue has been recorded and start-up costs of $253,213 have been expensed. The formation of this subsidiary was recorded using the full consolidation method.

     During June 2001, the Company discontinued the use of eConnect Caribbean. All operations related to e-commerce transactions will continue at the Company's Headquarters in San Pedro, California. The operating results of eConnect Caribbean have been included in the financial results of the Company for the years ended December 31, 2001 and 2000.

     Intangible asset, net - In February 1997, the Company entered into an
     ---------------------
     agreement for the exclusive 20-year license of certain assets of ET&T. In satisfaction of the agreement terms, the Company reduced the balance due from related party - secured by the Company's common stock by approximately $707,000 based upon the historical value of this license based upon the amount of research and development costs incurred by ET&T. This other intangible is being amortized on a straight-line basis over three years based upon management's estimated useful life of such asset. As of December 31, 2001, the Company reevaluated the balance and useful life of the remaining license and determined the entire balance had no future benefit and, accordingly, recorded the remaining net balance of $216,239 as impairment of intangible asset.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.   INVESTMENTS (continued)
     -----------

     National Data Funding Corporation - In connection with a "Letter of
     ---------------------------------
     Intent", a non-binding agreement with National Data Funding Corporation
     (NDFC), the Company deposited (non-refundable) $250,000. The Letter of Intent requires the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 100% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital. Pursuant to the "Letter of Intent", the Company is required to "spin off" NDFC as a publicly traded company in which the Company will retain a 25% ownership. The Letter of Intent expired on September 1, 2000. During September 2000, the Company evaluated and determined the deposit of $250,000 of this investment has no future benefit, accordingly, the Company recorded a loss on investment for the same amount.

     In October 2000, the Company entered into an Agreement for Sale and Plan of Reorganization ("NDFC Agreement") requiring the Company to pay the stockholders of NDFC $10,000,000, 10,000,000 shares of the Company's common stock in exchange for 50% ownership, and contribute to NDFC $1,000,000 and 1,000,000 shares of the Company's common stock for working capital. Pursuant to the NDFC Agreement, the Company is required to make a bona fide and good faith effort to spin off NDFC as a publicly traded company in which the Company will retain approximately a 28% ownership. The Company was required to complete the terms of the NDFC Agreement on October 31, 2000 ("Closing Date"). The Company did not complete the NDFC Agreement on the Closing Date. Certain provisions within the NDFC Agreement provided for an extension through January 2, 2001, however the Company did not complete the terms of the NDFC Agreement within the extension date. The Company does not plan to pursue an extended agreement with NDFC.

4.   OTHER ASSETS
     ------------

     Other assets consist of the following as of December 31, 2001:

         Deposits for the purchase of inventory         $       355,000
         Miscellaneous                                           15,509
                                                        ---------------

             Total other assets                         $       370,509
                                                        ===============




5.   ACCRUED LIABILITIES
     -------------------


     As of December 31, 2001, accrued liabilities totaling $3,072,217 are comprised of the following balances:

         Accrued interest                               $       872,629
         Accrued wages                                          122,093
         Commissions payable                                    642,934
         Purchased software liability (see Note 15)           1,321,530
         Miscellaneous                                          113,031
                                                        ---------------

             Total accrued liabilities                  $     3,072,217
                                                        ===============
                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



6.   SETTLEMENT LIABILITIES
     ----------------------

     Former President and Chief Operating Officer for the Company - On March 21,
     ------------------------------------------------------------
     2000, the Company consummated an amended employment agreement with an individual for the position of President and Chief Operating Officer for the Company. On April 17, 2000, the Company terminated this individual as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, would be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants would vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, exposed the Company to a potential liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination potentially accelerated the vesting of the granted stock options and warrants consisting of 1,000,000 warrants exercisable at $1.00 per share, 6,000,000 stock options exercisable at $0.40 per share, and 1,500,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. On March 21, 2001, the former President and Chief Operating Officer for the Company filed a complaint for breach of contract and specific performance.

     During July 2001, the Company reached a settlement with the former President and Chief Operating Officer, whereby the Company agreed to pay $1,006,000 consisting of an initial payment of $186,000, a second payment of $120,000 on November 16, 2001 and 14 monthly installments of $50,000 commencing on February 16, 2002. As of December 31, 2001, the Company had a remaining unpaid balance of $790,000 which has been included as part of legal settlement liability totaling $1,404,700 at December 31, 2001.

     Goldstake Enterprises, Inc. - On October 13, 2000, the Company borrowed
     ---------------------------
     $200,000 from Goldstake Enterprises, Inc. (hereafter referred to as "Goldstake") which became due and payable on January 13, 2001. The Company also had various consulting contracts with Goldstake whereby the Company agreed to issue shares and pay a percentage of capital raised through Goldstake's efforts. During May 2001, the Company settled on all amounts due to Goldstake for a total of $882,7020 of which $257,072 was paid through issuance of 2,000,000 shares of the Company's commons stock and the remaining $625,000 will be payable in monthly installments ranging from $25,000 to $50,000 through October 2002. The Company reclassified this $882,072 settlement from obligations to Goldstake of approximately $337,000 and settlement expense of $545,072 which has been reflected as part of legal settlement totaling $1,813,231 at December 31, 2001.

     As of December 31, 2001, the Company had a remaining unpaid balance of $549,700 which has been included as part of legal settlement liability totaling $1,404,700 at December 31, 2001.

     Other settlements - For the year ended December 31, 2001, the Company
     -----------------
     settled various legal actions approximating $262,000 primarily resulting form defaults on Company loans. The Company reflected these legal settlements of approximately $262,000 as part of legal settlement totaling $1,813,231 at December 31, 2001.

     As of December 31, 2001, the Company had a remaining unpaid balance of $65,000 which has been included as part of legal settlement liability totaling $1,404,700 at December 31, 2001.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.   EQUITY FUNDING LINES
     --------------------

     As of December 31, 2001, advances on equity funding line totaling $50,000 relates to advances from Alpha Venture Capital, Inc. related to the Regulation D Common Stock Private Equity Line Subscription Agreement. The advances are due on demand and bear no interest. The Company plans on converting these advances as a draw on the Regulation D Common Stock Private Equity Line Subscription Agreement in fiscal year 2002.

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

     As of December 31, 2000, the Company has drawn $7,773,000 of the available $10,000,000, and issued approximately 22,900,000 and 6,600,000 of shares of its common stock in conjunction with this Subscription Agreement during fiscal years 2000 and 2001, respectively, of which approximately 6,600,000 of these shares were held by Alpha for future advances on the Subscription Agreement. Accordingly, the 6,600,000 shares of the Company's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2000. As of December 31, 2000, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $2,331,000. During fiscal year 2000, Alpha exercised approximately 3,050,000 warrants of the total 5,071,000 granted related to the Subscription Agreement.

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

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



7.   EQUITY FUNDING LINES (continued)
     --------------------


     As of December 31, 2000, the Company has not drawn upon the Subscription Agreement No. 2. Furthermore, no warrants were exercised of the total 3,000,000 warrants granted related to the Subscription Agreement No. 2.

     As of December 31, 2001, the Company has drawn $1,316,671 of the available $15,000,000, and issued approximately 20,389,000 of shares of its common stock in conjunction with Subscription Agreement No. 2 during fiscal year 2001. As of December 31, 2001, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $495,911. During fiscal year 2001, Alpha exercised approximately 4,000,000 warrants of the total granted related to both Subscription Agreements, yielding an additional $160,000 to the Company.

     In October 2001, the Company entered into an additional Regulation D Common Stock Purchase Agreement ("Subscription Agreement No. 3") with Alpha. Subscription Agreement No. 3 entitles the Company to draw funds up to $20,000,000 from issuance of its common stock for an amount equal to 85% of the market value for the five business days immediately following the draw request date, expiring in October 2002. Simultaneous with the execution of the Agreement, the Company is required to deliver 105,000,000 shares of common stock to be held in escrow, pursuant to the terms of the escrow agreement. Subscription Agreement No. 3 requires the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("Registration Statement") for the registration of common stock for future issuance related to the Agreement. Subscription Agreement No. 3 also requires the Company to issue warrants amounting to 10,500,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of (a) $0.07 or (b) 85% of the average of the five closing bid prices following the effective date of the Registration Statement. The Company is assessed a placement fee, as provided within Subscription Agreement No. 3, for funds drawn, which is equal to 6% of each draw.

     As of December 31, 2001, the Company has drawn $1,109,000 of the available $20,000,000, and issued approximately 63,271,000 of the shares held in escrow. As of December 31, 2001, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from Subscription Agreement No. 3 for approximately $278,985. Of the escrow shares, approximately 46,738,587 were held by the Escrow Agent for future advances and drawdowns. Accordingly, the 46,738,587 shares of the Company's common stock held by the Escrow Agent for the Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2001.

8.   NOTES PAYABLE
     -------------

     As of December 31, 2001, notes payable totaling $1,697,789 are comprised of promissory notes from various individuals, secured by Company assets, and bearing annual interest rates ranging from 10% to 11%. As of December 31, 2001, the Company is currently in default on these notes as a result of past due maturities and delinquent interest payments.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



9.   EMPLOYMENT AGREEMENT
     --------------------

     During fiscal year 2000, the Company entered into an employment agreement with its principal accountant. The agreement has a term through June 5, 2002. The agreement provides for a base compensation of approximately $260,000 and performance based increases. Furthermore, the agreement provided a signing bonus comprised of a stock option for 750,000 shares of the Company's common stock at an exercise price of 25% of the prevailing market price; and a warrant for 250,000 shares of the Company's common stock at a strike price of $1.00; and cash of $100,000. The Company recorded a stock based compensation approximating $211,000 related to the stock options for 750,000 shares since the strike price was below fair value at the grant date in accordance with APB No. 25, see Note 12 "Employee stock options and warrants" for additional disclosures. The warrants for 250,000 shares of the Company's common stock weighted-average grant date fair value approximated $0.33 per share. The Company has paid $25,000 of the cash portion of the signing bonus and the remaining $75,000 was recorded as an accrued liability as of December 31, 2000.

10.  STOCK OPTIONS AND WARRANTS
     --------------------------

     Employee stock options and warrants - During fiscal year 2000, the Company
     -----------------------------------
     granted options and warrants for 6,800,000 shares of its common stock to employees. The strike price of 6,550,000 shares is at 25% of the bid price upon the date of exercise, and the remaining 250,000 shares has a strike price of $1.00. The Company recorded stock based compensation of approximately $2,560,000 related to these stock options and warrants for 6,550,000 shares since the strike price was below the fair value at the grant date in accordance with APB No. 25. Certain stock options and warrants were granted in connection with an employment agreement entered into during fiscal year 2000, see Note 9. Certain stock options and warrants were exercisable upon grant and have a life ranging from 4 years to indefinitely. The following table summarizes the Company's employee stock options and warrants activity:

                                                 Number           Weighted
                                                   Of              Average
                                                Warrants       Exercise Price
                                              ------------     --------------

     Balance, December 31, 1999                         --     $          --
              Warrants granted                   6,800,000              0.16
              Warrants canceled                         --                --
              Warrants expired                          --                --
              Warrants exercised                        --                --
                                              ------------     -------------
     Balance, December 31, 2000                  6,800,000              0.16
              Warrants granted                          --                --
              Warrants canceled                         --                --
              Warrants expired                          --                --
              Warrants exercised                   567,142              0.03
                                              ------------     -------------
     Balance, December 31, 2001                  6,232,858     $        0.16
                                              ============     =============

     The options and warrants for 6,550,000 shares weighted average exercise price used in the preceding table is based upon 25% of the fair value at the grant date, and 250,000 shares based upon an exercise price of $1.00

     Pro forma disclosure - SFAS No. 123 requires companies that follow APB
     --------------------
     No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost of approximately $3,055,000 been recognized based on the fair value at the date of grant for employee options granted in fiscal year 2000, the pro forma amounts of the Company's net loss and net loss per share for the year ended December 31, 2000 would have been as follows:

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Employee stock options and warrants (continued)
     -----------------------------------

                                                                 December 31,
                                                                     2000
                                                               --------------

       Net loss - as reported                                  $(114,661,887)
       Net loss - pro forma                                    $(117,717,053)
       Basic and diluted loss per share - as reported          $       (0.66)
       Basic and diluted loss per share - pro forma            $       (0.68)

     The Company estimates the fair value of stock option and warrant granted to employees using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 318%; risk free interest rates of 5.59%; and expected lives of 1.5 years for all non-employee stock warrants.

     The following tables summarizes information about options and warrants granted, outstanding and exercisable at December 31, 2001:

                                                                                   Shares Underlying
                              Shares Underlying Options Outstanding               Options Exercisable
                        ------------------------------------------------       --------------------------
                                             Weighted
                            Shares            Average                            Shares
                         Underlying         Remaining        Weighted          Underlying        Weighted
                           Options         Contractual        Average           Options          Average
      Exercise Price    Outstanding            Life       Exercise Price       Exercisable       Exercise
     ---------------  ---------------     -------------  ---------------       ------------    ------------
     $     0.16          6,232,858          3 years      $    0.16             6,232,858       $    0.16
     ===============  ==============      =============  ===============       ============    =============

     $0.40 Stock warrants - During fiscal year 1999, the Company granted
     --------------------
     approximately 13,770,000 stock warrants with an exercise price of $0.40 ($0.40 warrants) per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal year 1998 and 1999. These stock warrants were exercisable upon issuance and expired on December 31, 2000. The following table summarizes the Company's $0.40 warrants activity:

                                                Number of
                                                 Warrants     Exercise Price
                                               ------------   --------------

     Balance, December 31, 1999                  13,770,000   $         0.40
              Warrants granted                           --               --
              Warrants canceled                          --               --
              Warrants expired                    3,485,000             0.40
              Warrants exercised                 10,285,000             0.40
                                               ------------   --------------
     Balance, December 31, 2000                          --               --
              Warrants granted                           --               --
              Warrants canceled                          --               --
              Warrants expired                           --               --
              Warrants exercised                         --               --
                                               ------------   --------------
     Balance, December 31, 2001                          --   $           --
                                               ============   ==============
                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     $0.50 Stock warrants - During the year ended December 31, 2000, the Company
     --------------------
     granted approximately 500,000 stock warrants with an exercise price of $0.50 ($0.50 warrants) per share of its common stock. These stock warrants were granted in connections with consulting services rendered to the Company during fiscal year ended 2000. These stock warrants were exercisable upon issuance expiring in May 2005. The following table summarizes the Company's $0.50 stock warrants activity:

                                                Number of
                                                 Warrants      Exercise Price
                                               ------------    --------------

     Balance, January 1, 2000                            --    $           --
              Warrants granted                      500,000              0.50
              Warrants canceled                          --                --
              Warrants expired                           --                --
              Warrants exercised                         --                --
                                               ------------    --------------
     Balance, December 31, 2000                     500,000              0.50
              Warrants granted                           --                --
              Warrants canceled                          --                --
              Warrants expired                           --                --
              Warrants exercised                         --                --
                                               ------------    --------------
     Balance, December 31, 2001                     500,000    $         0.50
                                               ============    ==============

     The Company estimates the fair value of $0.50 warrants granted to consultants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 286%; risk free interest rates of 6.41%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consulting expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $276,000 as of December 31, 2000.

     The following table summarizes information about warrants granted during the year ended December 31, 2000:

                               Exercise Price
                             Equals, Exceeds or
             Number of         is Less Than Mkt.       Weighted                                Weighted
          Options Granted      Price of Stock           Average            Range of            Average
            During 2000        on Grant Date        Exercise Price       Exercise Price       Fair Value
         ----------------    ------------------     ----------------     ---------------   ---------------
                       --          Equals           $             --     $            --   $            --
                       --         Exceeds           $             --     $            --   $            --
                  500,000        Less Than          $           0.50     $          0.50   $          0.55
         ----------------                           ----------------     ---------------   ---------------
                  500,000                           $           0.50     $          0.50   $          0.55
         ================                           ================     ===============   ===============

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     $1.00 Stock warrants - During the year ended December 31, 2001 and 2000,
     --------------------
     the Company granted approximately 1,050,000 and 27,140,000, respectively, stock warrants with an exercise price of $1.00 ($1.00 warrants) per share of its common stock. These stock warrants were granted in connections with common stocks sold, consulting services rendered, satisfaction of debts, and legal settlements during fiscal year ended 2001 and 2000. Stock warrants related to 27,140,000 shares were exercisable upon issuance expiring at various dates ranging from June 2002 through October 2003. Stock warrants related to 1,050,000 shares were exercisable upon issuance with no expiration dates. The following table summarizes the Company's $1.00 stock warrants activity:

                                                Number of
                                                 Warrants       Exercise Price
                                               ------------     --------------

     Balance, December 31, 1999                           --    $           --
              Warrants granted                    27,140,000              1.00
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------    --------------
     Balance, December 31, 2000                   27,140,000              1.00
              Warrants granted                     1,050,000              1.00
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------    --------------
     Balance, December 31, 2001                   28,190,000    $         1.00
                                               =============    ==============

     The Company estimates the fair value of $1.00 warrants granted to consultants by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001 and 2000; no dividend yield; expected volatility of 316% and 280%, respectively; risk free interest rates of 5.6% and 6.2%, respectively; and expected lives of
     1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consultant expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2001 and 2000 for approximately $275,000 and $30,756,000, respectively, as of December 31, 2001 and 2000.

     The following table summarizes information about warrants granted during the years ended December 31, 2001 and 2000:


                               Exercise Price
                             Equals, Exceeds or
             Number of        is Less Than Mkt.         Weighted                             Weighted
          Options Granted      Price of Stock            Average           Range of           Average
            During 2001        on Grant Date         Exercise Price     Exercise Price       Fair Value
         ----------------    -----------------      ----------------    ---------------   ----------------
                       --         Equals            $             --    $            --   $            --
                1,050,000         Exceeds           $           1.00    $          1.00   $          0.26
                       --        Less Than          $             --    $            --   $            --
         ----------------                           ----------------    ---------------   ---------------
                1,050,000                           $           1.00    $          1.00   $          0.26
         ================                           ================    ===============   ===============

                               Exercise Price
                             Equals, Exceeds or
             Number of        is Less Than Mkt.        Weighted                              Weighted
          Options Granted      Price of Stock           Average           Range of            Average
            During 2000         on Grant Date        Exercise Price     Exercise Price       Fair Value
         ----------------    -----------------      ----------------    ---------------   ---------------
                       --         Equals            $             --    $            --   $            --
                       --         Exceeds           $             --    $            --   $            --
               27,140,000        Less Than          $           1.00    $          1.00   $          1.13
         ----------------                           ----------------    ---------------   ---------------
               27,140,000                           $           1.00    $          1.00   $          1.13
         ================                           ================    ===============   ===============

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Consultant options - During the year ended December 31, 2000, the Company
     ------------------
     granted approximately 6,100,000 stock options for its common stock to consultants in connection with consulting services performed during fiscal year 2000. The exercise price of these stock option is $0.40 per share if exercised on or before December 31, 2000; thereafter the exercise price will be 25% of the fair market value on the date of the exercise. Approximately 5,169,000 of these stock warrants are exercisable at December 31, 2001. The following table summarizes the Company's consultant stock warrants activity:

                                                  Number           Weighted
                                                    Of              Average
                                                 Warrants       Exercise Price
                                               -------------   ---------------

     Balance, December 31, 1999                           --   $            --
              Warrants granted                     6,100,000              0.14
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------   ---------------
     Balance, December 31, 2000                    6,100,000              0.14
              Warrants granted                            --                --
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                     930,870              0.41
                                               -------------   ---------------
     Balance, December 31, 2001                    5,169,130   $          0.14
                                               =============   ===============

     The weighted average exercise price of these warrants were based on the 30 day average fair value at December 31, 2000. The following tables summarizes information about options granted, outstanding and exercisable at December 31, 2001:

                                                                                           Shares Underlying
                                    Shares Underlying Options Outstanding                 Options Exercisable
                              -------------------------------------------------     ------------------------------
                                                   Weighted
                                 Shares             Average                           Shares
                               Underlying         Remaining         Weighted         Underlying        Weighted
                                Options           Contractual        Average          Options          Average
      Exercise Price          Outstanding             Life       Exercise Price     Exercisable        Exercise
    -----------------         -------------       -----------    --------------     -----------       ------------
     $     0.01                 5,169,130           3 years      $    0.01            5,169,130     $    0.01
     ===============          =============       ===========    ==============     ============   ===============


     The Company has recorded consulting expense for past services during 2000 based upon the grant date since it provides more reliable measurement. The Company estimates the fair value of consultant options granted by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2000; no dividend yield; expected volatility of 318%; risk free interest rates of 6.0%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consultant expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $3,216,000 for the year ended December 31, 2000.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Richard Epstein stock warrants - During the year ended December 31, 2000,
     ------------------------------
     the Company granted approximately 8,800,000 stock warrants for its common stock to Richard Epstein, a significant stockholder, in connection with financing provided by Mr. Epstein to the Company during fiscal year 2000. The exercise price of these stock warrants primarily range from $0.25 to $0.40. Approximately 2,000,000 of these stock warrants are exercisable at 50% below the closing bid price upon the date of exercise. These stock warrants were exercisable upon grant and will expire on June 2002 through September 2003. During 2001, the Company cancelled stock warrants related to 6,800,000 shares issued in 2000 and subsequently reissued stock warrants for 6,800,000 shares in during 2001. The reissued stock warrants for 6,800,000 shares were exercisable upon grant with an exercise price of 50% below the closing bid price upon the date of exercise. The following table summarizes the Company's consultant stock warrants activity:

                                                   Number          Weighted
                                                     Of            Average
                                                  Warrants      Exercise Price
                                               -------------    --------------

     Balance, January 1, 2000                             --    $           --
              Warrants granted                     8,800,000              0.48
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------    --------------
     Balance, December 31, 2000                    8,800,000              0.48
              Warrants granted                     6,800,000              0.01
              Warrants canceled                    6,800,000              0.48
              Warrants expired                            --                --
              Warrants exercised                   2,000,000              0.04
                                               -------------    --------------
     Balance, December 31, 2001                    6,800,000    $         0.02
                                               =============    ==============

     The warrants for 6,800,000 shares outstanding at December 31, 2001, weighted average exercise price used in the preceding table is based upon 50% of the closing bid price at December 31, 2001.

     The Company estimates the fair value of Mr. Epstein's stock warrants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2001 and 2000 using specific grant dates; no dividend yield; expected volatility of 316% and 295%; respectively, risk free interest rates of 5.59% and 6.22%; respectively, and expected lives of 2 months and 1.5 years, respectively, for all non-employee stock warrants. Accordingly, the Company recorded costs under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2001 and 2000 for approximately $88,400 and $4,672,000 as of December 31, 2001 and 2000, respectively.

     The following table summarizes information about warrants granted during the year ended December 31, 2001 and 2000:


                            Exercise Price
                           Equals, Exceeds or
             Number of     is Less Than Mkt.         Weighted                                Weighted
          Options Granted    Price of Stock           Average             Range of           Average
            During 2001      on Grant Date        Exercise Price        Exercise Price      Fair Value
         ----------------  -----------------      ----------------     ---------------   ---------------
                       --       Equals            $             --     $            --   $            --
                       --       Exceeds           $             --     $            --   $            --
                6,800,000      Less Than          $           0.02     $          0.02   $          0.04
         ----------------                         ----------------     ---------------   ---------------
                6,800,000                         $           0.02     $          0.02   $          0.04
         ================                         ================     ===============   ===============

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Richard Epstein stock warrants (continued)
     ------------------------------

                            Exercise Price
                           Equals, Exceeds or
             Number of     is Less Than Mkt.        Weighted                           Weighted
          Options Granted    Price of Stock          Average          Range of         Average
            During 2000      on Grant Date       Exercise Price    Exercise Price      Fair Value
         ----------------  -----------------     ----------------  ---------------   ---------------
                       --       Equals           $             --  $            --   $            --
                       --       Exceeds          $             --  $            --   $            --
                8,800,000      Less Than         $           0.48  $          0.48   $          0.53
         ----------------                        ----------------  ---------------   ---------------
                8,800,000                        $           0.48  $          0.48   $          0.53
         ================                        ================  ===============   ===============

     Paul Egan stock warrants - During fiscal year 1999 and 2000, the Company
     ------------------------
     granted 2,000,000 and 1,000,000, respectively, stock warrants for its common stock to Paul Egan, a stockholder, in connection with the acquisition of Top Sports, S.A. with an exercise price ranging from $0.40 to $1.00 expiring in April 2001, as discussed in Note 3. The following table summarizes the Company's stock warrants activity related to Mr. Egan:

                                                  Number          Weighted
                                                    Of             Average
                                                 Warrants       Exercise Price
                                               -------------    --------------

     Balance, December 31, 1999                    2,000,000    $         0.40
              Warrants granted                     1,000,000              1.00
              Warrants canceled                           --                --
              Warrants expired                       500,000              0.40
              Warrants exercised                          --                --
                                               -------------    --------------
     Balance, December 31, 2000                    2,500,000              0.64
              Warrants granted                            --                --
              Warrants canceled                           --                --
              Warrants expired                     2,500,000              0.64
              Warrants exercised                          --                --
                                               -------------    --------------
     Balance, December 31, 2001                           --    $           --
                                               =============    ==============

     The following table summarizes information about warrants granted during the year ended December 31, 2000:

                                Exercise Price
                              Equals, Exceeds or
             Number of         is Less Than Mkt.      Weighted                              Weighted
          Options Granted       Price of Stock         Average            Range of           Average
            During 2000         on Grant Date       Exercise Price     Exercise Price      Fair Value
         ----------------     ------------------   ----------------   ---------------    ---------------
                       --          Equals          $             --   $            --    $            --
                1,000,000          Exceeds         $           1.00   $          1.00    $          0.15
                       --         Less Than        $             --   $            --    $            --
         ----------------                          ----------------   ---------------    ---------------
                1,000,000                          $           1.00   $          1.00    $          0.15
         ================                          ================   ===============    ===============

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Alpha Venture Capital, Inc. stock warrants - As discussed in Note 7, a
     ------------------------------------------
     total of 8,071,00 stock warrants were granted during 2000, and 2001. The following table summarizes the Company's stock warrants activity related to Alpha Venture Capital, Inc.:

                                                   Number           Weighted
                                                     Of              Average
                                                  Warrants       Exercise Price
                                               -------------     --------------

     Balance, January 1, 2000                      1,500,000              0.22
              Warrants granted                     6,571,000              0.44
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                   3,050,000              0.20
                                               -------------    --------------
     Balance, January 1, 2000                      5,021,000              0.44
              Warrants granted                    10,500,000              0.02
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                   4,000,000              0.04
                                               -------------    --------------
     Balance, December 31, 2001                   11,521,000    $         0.03
                                               =============    ==============

     The warrants for 1,021,000 and 10,500,000 shares outstanding at December 31, 2001, weighted average exercise price used in the preceding table is based upon 40% and 15%, respectively; of the closing bid price at December 31, 2001.

     The following tables summarizes information about options outstanding and exercisable at December 31, 2001:

                                                                                      Shares Underlying
                                  Shares Underlying Options Outstanding              Options Exercisable
                          ---------------------------------------------------   ------------------------------
                                                Weighted
                               Shares            Average                            Shares
                            Underlying          Remaining        Weighted         Underlying        Weighted
                              Options          Contractual        Average           Options          Average
      Exercise Price        Outstanding           Life         Exercise Price     Exercisable        Exercise
     ---------------      ---------------      ------------    --------------   --------------    ------------
         $     0.03          11,521,000         1.5 years      $    0.03           11,521,000     $    0.03
     ===============      ===============      ============    ==============   ==============    ============

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)






10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     James Clinton's stock warrant - During the year ended December 31, 2001,
     -----------------------------
     the Company granted to James Clinton, a stockholder, stock warrants for 5,000,000 shares of its common stock with an exercise price equal to the closing bid price of its common stock upon the date of exercise. These stock warrants were granted in connection with a license agreement, as discussed further in Note 14, Ownership interest related to agreement to license assets rendered, during fiscal year ended 2001. These stock warrants were exercisable upon issuance, expiring during December 2005. The following table summarizes Mr. Clinton's stock warrant activity:

                                                Number of
                                                 Warrants      Exercise Price
                                                ----------     ---------------

     Balance, December 31, 1999                           --   $            --
              Warrants granted                            --               ---
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------   ---------------
     Balance, December 31, 2000                           --                --
              Warrants granted                     5,000,000              0.03
              Warrants canceled                           --                --
              Warrants expired                            --                --
              Warrants exercised                          --                --
                                               -------------   ---------------
     Balance, December 31, 2001                    5,000,000   $          0.03
                                               =============   ===============

     The Company estimates the fair value of Mr. Clinton's stock warrants granted by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001; no dividend yield; expected volatility of 267%; risk free interest rates of 2.1%; and expected lives of 6 months. Accordingly, the Company recorded consultant expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2001 for approximately $120,000 as of December 31, 2001.

     The following table summarizes information about warrants granted during the years ended December 31, 2001:


                               Exercise Price
                              Equals, Exceeds or
             Number of        is Less Than Mkt.        Weighted                                 Weighted
          Options Granted       Price of Stock          Average             Range of            Average
            During 2001         on Grant Date        Exercise Price      Exercise Price        Fair Value
         ----------------     -----------------    ----------------      ---------------     ---------------
                       --          Equals          $             --      $            --     $            --
                       --          Exceeds         $             --      $            --     $            --
                5,000,000         Less Than        $           0.02      $          0.02     $          0.03
         ----------------                          ----------------      ---------------     ---------------
                5,000,000                          $           0.02      $          0.02     $          0.03
         ================                          ================      ===============     ===============

11.  CANCELLATION OF COMMON STOCK
     ----------------------------

     During fiscal year 2000, the Company cancelled a total of 10,500,000 shares of its common stock. As discussed in Note 3, 10,500,000 shares were cancelled related to the fiscal year 1999 acquisition of 777WINS. The Company recorded a total of $984,375 as other income based on the original issuance price during fiscal year 1999.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



12.  RELATED PARTY TRANSACTIONS
     --------------------------

     Due to related parties - As of December 31, 2001, due to related parties
     ----------------------
totaling $2,643,549 are comprised of the following:



         Common stock due to ET&T related 8,522,000 shares provided by
           ET&T for use by the Company                                                  $     194,626

         Advances from Alliance Equities (company controlled by Richard Epstein, a significant stockholder of the Company), unsecured, bearing no interest, to be converted to stock (see Note 20 for subsequent
           payment)                                                                           300,000

         Deposit related to the purchase of  eCashPad terminals                               250,000

         Value of remaining 1,800,000 common stocks and warrants for 2,500,000 shares of the Company's common stock to be issued to Paul Egan (a stockholder of the Company) related to the fiscal year

           1999 acquisition of Top Sports, S.A., see Note 3                                   261,228

         Advances from an affiliate, unsecured, due on demand and bearing
           no interest                                                                        709,785

         Advances from Paul Egan, unsecured, due on demand, and bearing
           no interest                                                                        927,910
                                                                                        -------------

               Total due to related parties                                             $   2,643,549
                                                                                        =============


     Employee bonus - In January 2000, the Company issued 6,000,000 shares of
     --------------
     the Company's common stock to satisfy a $4,800,000 bonus payable to Thomas
     S. Hughes, Chief Executive Officer and Director, incurred during fiscal year 1999.

     Satisfaction of due to related parties - In January 2001, the Company
     --------------------------------------
     issued 3,000,000 shares of common stock to satisfy balances due Paul Egan, stockholder of the Company, totaling $2,712,768, related to the fiscal year 1999 acquisition of Top Sports.

     Satisfaction of due to related parties and interest - During the fiscal
     ---------------------------------------------------
     year 2001, the Company issued 51,168,462 shares of common stock to satisfy balances due Mr. Epstein, a significant stockholder of the Company, and Alliance Equities ("Alliance"), a Company controlled by Mr. Epstein, totaling $3,043,317, including interest of $681,951.

     In December 2001, the Company issued 7,504,724 shares of common stock to Alliance for interest totaling $111,220.

     In May 2001, the Company issued 2,000,000 shares related to warrants with a strike price of $0.04 to Mr. Epstein, a significant stockholder of the Company, in satisfaction of debt totaling $85,000
                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



12.  RELATED PARTY TRANSACTIONS (continued)
     --------------------------

     Consulting agreement - In January of 2000, the Company entered into a
     -------------------
     Consulting Services Agreement with Richard Epstein, a significant stockholder of the Company. Mr. Epstein has agreed to assist the Company in developing a market for the usage of the eCash Pad for a period of three years in exchange for 15,000,000 shares of the Company's common stock. The amount recorded as consulting expense totaled $983,475 for the year ended December 31, 2000. In February 2001, the Company issued Mr. Epstein 15,000,000 shares of its common stock, 5,000,000 of which satisfied the liability of $983,475, with the remaining portion recorded as prepaid consulting services of $1,966,950 which has been fully expensed as of December 31, 2001.

     In February 2000, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to provide consulting services related to future mergers and acquisitions in behalf of the Company for a period of 2 years in exchange for 300,000 shares of the Company's common stock monthly for a total of 7,200,000 shares. During the year ended 2000, the Company issued 3,300,000 shares of its common stock totaling $3,996,630. During the year ended 2000, the Company issued a total of 1,050,000 shares of the its common stock in advance of such services having been rendered. Accordingly, the Company has recorded a prepaid consulting services of $1,271,655 related to such advance issuances as of December 31, 2000. During 2001, the Company issued an additional 1,800,000 shares of common stock to Mr Epstein for consulting services rendered during this period and recorded consulting expenses of $2,179,980 for the year ended December 31, 2001. As of December 31, 2001, the Company has expensed all prepaid consulting services reflected as of December 31, 2000 totaling $1,271,655.

     In July 2001, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to target, locate and bring to the Company 10 strategic allies per year in respective industries related to PERFECT transactions in exchange for 15,000,000 shares of the Company's common stock and recorded consulting expenses totaling $849,150 for the year ended December 31, 2001.

     Stock issuances to Richard Epstein for cash - In December 2001, the Company
     -------------------------------------------
     issued 19,000,100 shares of common stock to Mr. Epstein in exchange for $160,000.

     Other stock issuances to Alliance - In February 2001, Alliance exercised
     ---------------------------------
     1,000,000 warrants with an exercise price of $0.20 and 911,586 warrants with an exercise price of $0.40 to purchase 1,911,586 shares of the Company's common stock in exchange for $564,000.

     In May 2001, the Company issued 3,550,000 shares of common stock to Alliance for other consulting services and recorded consulting expenses totaling $345,131 for the year ended December 31, 2001.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



13.  STOCK BASED COMPENSATION
     ------------------------

     As of December 31, 2000 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $83,441,323 and $10,628,159, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                               December 31,      December 31,
                                                  2000              2001
                                             ---------------  ----------------
         Consulting                          $     9,273,783  $     66,496,629
         Public relations                                 --         2,677,381
         Research and development                         --         3,001,042
         Wages                                            --         2,562,494
         Investor relations                               --         1,173,395
         Financing fees                                   --         4,671,559
         Professional fees                                --           639,903
         Interest expense                          1,474,376         2,219,429
                                             ---------------  ----------------

            Total stock based compensation   $    10,748,159  $     83,441,832
                                             ===============  ================

14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Legal proceedings - During fiscal year 2000, a class action litigation was
     ----------------
     filed asserting the Company and Thomas S. Hughes (an officer and director of the Company), as well as the directors of the Company (in certain actions), have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The principal allegations concern various material misrepresentations and omissions which allegedly made the Company's public statements, on and after November 18, 1999, false and misleading; and artificially inflated the market for the Company's common stock. The Company reached a settlement in principle with the plaintiffs, pursuant to which $350,000 was paid to plaintiffs' counsel to be held in escrow during fiscal year 2000. A warrants component of the settlement is still being finalized with the plaintiffs' counsel which will calls for the issuance of 5,000,000 stock warrants of the Company's common stock exercisable over ten years from the date of issuance with a strike price of $1.00 per share. The Company anticipates that the settlement will be negotiated in full by the second quarter in fiscal year 2001. The Company has recorded the 5,000,000 stock warrants as a legal settlement expense totaling $1,451,959 as of December 31, 2000.

     On July 15, 2001, two stockholders filed a claim asserting the Company and Thomas S. Hughes (an officer and director of the Company), as well as the directors of the Company (in certain actions), have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The action was voluntarily dismissed by the plaintiffs on October 24, 2001. The same stockholders filed a compliant on February 28, 2002 asserting common law fraud claims against the Company, Mr. Hughes, as well as other directors of the Company. The Company's management intends to contest this case vigorously.

     On October 25, 2001, a stockholder filed an action asserting common law fraud claims against the Company, Mr. Hughes, and directors of the Company. This stockholder seeks to recover compensatory damages in the amount of $25,000, as well as punitive damages and attorneys' fees. The Company's management intends to contest the case vigorously.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



14.  COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------

     On August 29, 2001, two stockholders filed a claim asserting the Company and Thomas S. Hughes (an officer and director of the Company), as well as the directors of the Company (in certain actions), have violated Section 10(b) of the Exchange Act (false or misleading statements and omissions which deceived stock purchasers) and also Section 20(a) of the Exchange Act (liability as a "controlling person" with respect to a primary violation of securities laws). The plaintiffs in this action are seeking compensatory damages in an unspecified amount. The Company's management intends to contest the case vigorously.

     While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, unfavorable resolution could affect the results of operations or cash flows for the years in which they are resolved.

     Ownership interest related to agreement to license assets - As a provision
     ---------------------------------------------------------
     of the license agreement with ET&T dated February 18, 1997, as discussed in
     Note 1, it is the intention of the parties thereto that if and when any additional shares of the common stock of the Company are issued to the public or any employees, ET&T's ownership interest in the Company shall be and remain no less than 60% and that ownership interest of the stockholder of the Company, which consisted solely of James Clinton on the date of the agreement, shall be and remain no less than 10%.

     Between June 9, 1999 and February 2, 2000, the Company issued a total of 2,950,000 shares of the Company's common stock to James Clinton or his nominees pursuant to the 10% provision of the license agreement. The common shares issued under this provision of the license agreement were issued without any consideration and therefore may not have been issued in compliance with Missouri and Nevada Revised Statutes.

     On December 1, 2001, the Company entered into an agreement with James Clinton in connection with the provision of the license agreement, whereby the Company granted warrants to purchase 5,000,000 shares the Company's common stock with an exercise price equal to the closing bid price on the date of the exercise. Additionally, Mr. Clinton will be granted warrants for 5,000,000 shares of the Company's common stock each quarter with an exercise price of 50% of the closing bid price on the date such warrants are exercised beginning after the first quarter of 2002 until at such time Mr. Clinton has acquired warrants which together with current holdings equal 10% of the issued and outstanding common stock of the Company. The initial warrants for 5,000,000 shares of common stock granted in December 2001 will be exercisable at any time until December 31, 2005, and the warrants to be issued quarterly in the future will be exercisable upon grant for an exercise period of four years.

     During 2002, ET&T also enforced this provision of the license agreement to the extent of voting rights as discussed further in Note 20.

     Leased facilities - The Company operates from a leased facilities under a
     -----------------
     noncancellable operating leases. The Agreements calls for an annual base rent of approximately $146,000 with a variable escalation rate. As of December 31, 2001 and 2000, total rent expense for the leased facility approximated $168,000 and $95,000, respectively.

     Future minimum rental payments required under the operating lease for the office facility as of December 31, 2001, are as follows:

         2002                                     $      125,000
         2003                                             44,000
                                                  --------------

                                                  $      169,000
                                                  ==============
                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



15.  LOSS ON PURCHASED SOFTWARE
     --------------------------

     During July 2001, the Company returned the purchased software acquired during fiscal year 2000, related to licenses to use the Connex software system for processing eCommerce transactions. The purchased software was recorded at its historical cost of $2,169,000 and purchased software liability in the same amount. As of December 31, 2001, the Company had recorded an accumulated amortization expense of approximately $1,195,000. As a result of the returned purchased software, the Company removed the capitalized purchased software along with the accumulated amortization expense, a net $974,000, and reduced purchase software liability by approximately $912,000. The remaining balance of $61,694 related to the removal the purchased software along with the accumulated amortization was recorded as loss on purchased software within the statements of operations as of December 31, 2001.

16.  LOSS ON OTHER ASSET
     -------------------

     In June 2001, the Company entered into an agreement to resell internet merchant sites in exchange for $150,000, of which the Company paid $124,930. As of December 31, 2001, the Company determined that the sites were not compatible with the PERFECT technology and wrote off the entire $124,930 as a loss on other asset on the statements of operations.

17.  CANCELLATION FEE
     ----------------

      During October 2000, the Company entered into an agreement to acquire all the assets of Broadband Video, Inc. in exchange for 10,000,000 shares of its common stock, 3,000,000 warrants to purchase common stock for $1.00 per share expiring on December 31, 2001. The Company did not complete nor intends to complete this transaction and has agreed to issue 3,600,000 shares of its common stock as a cancellation fee resulting in an expense totaling $526,212 which is reflected in the statements of operations as of December 31, 2001.

18.  DISCONTINUED OPERATIONS
     -----------------------

     During June 2001, the Company adopted a formal plan to discontinue its gaming operations. As of June 30, 2001, the Company completed the closing of all walk-in sports books located in the Dominican Republic. The assets abandoned consisted primarily of fixed assets with a net book value of approximately $26,000 and other assets of approximately $68,000. The Company incurred liabilities related to the discontinued gaming operations of approximately $792,000 as of December 31, 2001. Operating results of the discontinued gaming operations for the years ended December 31, 2001 and 2000 are shown separately in the accompanying statement of operations totaling $589,785 and $661,464 .

19.  GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $19,536,000 for the year ended December 31, 2001. The Company's liabilities exceed its assets by approximately $10,224,000, and current liabilities exceed its current assets by approximately $10,847,000 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to market the PERFECT technology to in order to generate revenues in the future. The Company will also seek additional sources of capital through a combination debt equity financing and issuance of equity for approximately $20,000,000, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                    eCONNECT
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



20.  SUBSEQUENT EVENTS
     -----------------

     In February 2002, the board of directors of eConnect passed a resolution granting ET&T super-voting rights in keeping with the original formation of eConnect in February 1997. This allows ET&T, which is controlled by Thomas
     S. Hughes, president, director, and stockholder of the Company, to have a controlling vote on issues before the Board of Directors.

     In March 2002, eGS, Inc. ("eGS"), a wholly owned subsidiary of eConnect, Inc., was formed with 35,000,000 shares of common stock authorized with a par value of $0.001. eGS plans to raising $7,500,000 in capital through a private placement. However, there is no certainty as to the ability to raise such capital in the future. On March 3, 2002, the Company made an announcement that its stockholder will receive 1 share of stock in eGS based upon each 100 shares of common stock held in eConnect be issued to stockholders of record as of April 3rd, 2002. The focus of eGS is to provide services for future usages of State-regulated home Internet games. The games will be provided by state licensed gaming providers. eGS will provide the support services for the state regulated internet gaming companies. eConnect will support eCashPad originated PIN debit and smart card transactions facilitated through eGS.

     In February 2002, the Company issued, 76,500,000 shares of its common stock to Alpha Venture Capital Inc. related to Subscription Agreement No. 3 which was placed in escrow for future advances on the equity funding line, as discussed in Note 7.

     In February 2002, the Company issued 23,200,000 shares of common stock to Alliance Equities, (an entity controlled by Mr. Epstein who is also a significant stockholder of the Company) in exchange for $173,600, net of offering costs of $327,500.

     In February 2002, the Company issued 6,800,000 shares of its common stock related to Alliance Equities related to the exercise of warrants with an exercise price of $0.01.

     In February 2002, the Company issued 40,519,528 shares of its common stock to Richard Epstein, a significant stockholder of the Company, in satisfaction of advances from Alliance Equities of $300,000 and $183,000, net of offering costs of $173,754.

     In February 2002, the Company issued 10,000,000 shares of common stock in satisfaction of promissory notes payable to an individual totaling $238,050, including accrued interest of $37,250 from fiscal year 2001 and interest expense of $125,800 related to fiscal year 2002.