Form 10QSB
period 2002-03-31
ECONNECT
filed 2002-05-15
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR

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

As of March 28, 2002, the Registrant had 639,263,561 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes    No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS                                           3

         BALANCE SHEET AS OF MARCH 31, 2002

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED MARCH 31, 2002 AND MARCH 31, 2001

         STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
         THREE MONTHS ENDED MARCH 31, 2002

         STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
         ENDED MARCH 31, 2002 AND MARCH 31, 2001

         NOTES TO FINANCIAL STATEMENTS

ITEM 2.  PLAN OF OPERATION                                              8

PART II - OTHER INFORMATION                                            11

ITEM 1.  LEGAL PROCEEDINGS                                             11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.  OTHER INFORMATION                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURE

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                    eCONNECT
                                 BALANCE SHEET
                                   (UNAUDITED)

                                                                                  March 31,
                                                                                    2002
                                                                                -------------
                                               ASSETS

Current assets
      Accounts receivable                                                       $      13,293
      Inventory                                                                       340,024
                                                                                -------------
           Total current assets                                                       353,317

Fixed assets, net                                                                     209,536

Other assets
      Deposit                                                                          24,819
      Other assets                                                                    593,993
                                                                                -------------
           Total other assets                                                         618,812
                                                                                -------------

Total assets                                                                    $   1,181,665
                                                                                =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                                            $      78,324
      Accounts payable                                                              2,223,125
      Accrued liabilities                                                           3,163,096
      Due to related parties                                                        2,511,849
      Deferred revenue                                                                  6,291
      Legal settlement liability                                                    1,248,200
      Advance on equity funding line                                                       --
      Notes payable                                                                 1,597,789
                                                                                -------------
           Total current liabilities                                               10,828,674
                                                                                -------------

           Total liabilities                                                       10,828,674

Commitments and contingencies                                                              --

Stockholders' deficit
      Common stock; $.001 par value; 750,000,000
         shares authorized, 639,263,561 shares
         issued and outstanding                                                       639,264
      Additional paid-in capital                                                  157,192,901
      Accumulated deficit                                                        (167,479,174)
                                                                                -------------
           Total stockholders' deficit                                             (9,647,009)
                                                                                -------------

           Total liabilities and stockholders' deficit                          $   1,181,665
                                                                                =============

                See Accompanying Notes to Financial Statements.

                                    eCONNECT
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Three months ended March 31,
                                                                              ---------------------------------------
                                                                                   2002                       2001
                                                                              ------------               ------------

Revenue                                                                       $      7,482                      1,179

Cost of revenue                                                                      3,395                         --
                                                                              ------------               ------------

        Gross income                                                                 4,087                      1,179

Operating expenses
     Stock based compensation and expenses                                       1,598,623                  1,966,051
     Consulting                                                                    564,261                    231,293
     Public relations & Advertising                                                206,239                     74,730
     Professional fees                                                              15,968                    117,858
     Research and development                                                       27,650                     54,300
     Wages                                                                          89,500                    466,356
     Amortization and depreciation                                                  22,744                    258,343
     General and administrative                                                    245,241                    236,926
                                                                              ------------               ------------

        Total operating expenses                                                 2,770,226                  3,405,857
                                                                              ------------               ------------

Net loss from operations                                                        (2,766,139)                (3,404,678)

Other expenses
     Interest expense                                                              (46,105)                  (167,602)
     Cancellation fee                                                                   --                   (526,212)
     Legal settlement                                                               (4,259)                        --
                                                                              ------------               ------------

        Total other expenses                                                       (50,364)                  (693,814)
                                                                              ------------               ------------

Net loss before provision for income taxes                                      (2,816,503)                (4,098,492)

Provision for income taxes                                                              --                         --
                                                                              ------------               ------------

Net loss from continuing operations                                             (2,816,503)                (4,098,492)

Discontinued operations
     Loss from discontinued gaming operations
        from January 1, 2001 to March 31, 2001
        (net of income tax benefit which is fully
        allowed for)                                                                    --                     (4,170)
                                                                              ------------               ------------

Net loss                                                                      $ (2,816,503)              $ (4,102,662)
                                                                              ============               ============

Earning per share
     Loss from continuing operations                                          $      (0.01)              $      (0.02)
     Loss from discontinued operations                                                  --                         --
                                                                              ------------               ------------
     Net loss                                                                 $      (0.01)              $      (0.02)
                                                                              ============               ============

Basic and diluted weighted average
     common shares outstanding                                                 543,209,671                229,955,475
                                                                              ============               ============

                See Accompanying Notes to Financial Statements.

                                    eCONNECT
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                Common Stock
                                            ----------------------    Additional                        Total
                                             Number of                 Paid-in       Accumulated    Stockholders'
                                              Shares       Amount      Capital        Deficit          Deficit
                                            -----------  ---------  -------------  ---------------  -------------

Balance, December 31, 2001                  471,931,621  $ 471,931  $ 153,967,061  $ (164,662,671)  $ (10,223,679)

 Common shares issued for
   cash to Alpha Venture
   Capital, Inc., net of
   offering costs of $266,674                26,668,752     26,669        436,131              --         462,800

 Common shares issued in satisfaction
   of advance on equity funding
   line                                       1,666,667      1,667         48,333              --          50,000

 Common shares issued for cash,
   net of offering costs of $289,654         43,334,906     43,335        443,265              --         486,600

 Common shares issued for cash
   related to exercise of options
   and warrants, $0.01 per share             27,800,000     27,800        255,450              --         283,250

 Common shares issued in satisfaction
   of due to related party,
   $0.02 per share                           15,384,615     15,385        284,615              --         300,000

 Common shares issued for stock
   based compensation, weighted average
   $0.02 per share                           39,851,122     39,851        814,252              --         854,103

 Warrants granted for services                       --         --        651,000              --         651,000

 Common shares issued in satisfaction
   of notes payable, including interest
   of $93,520 and accrued liabilities
   of $36,900                                12,625,878     12,626        292,794              --         305,420

 Net loss                                            --         --             --      (2,816,503)     (2,816,503)
                                            ----------- ----------  -------------  ---------------  -------------

Balance, March 31, 2002                     639,263,561  $ 639,264  $ 157,192,901  $ (167,479,174)  $  (9,647,009)
                                            =========== ==========  =============  ===============  =============

                See Accompanying Notes to Financial Statements.

                                    eCONNECT
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                   For the three months ended March 31,
                                                                                 ----------------------------------------
                                                                                     2002                        2001
                                                                                 -------------              -------------
Cash flows from operating activities:
     Net loss                                                                    $ (2,816,503)              $ (4,102,662)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                                                 22,744                    258,343
         Stock based compensation                                                   1,598,623                  1,966,051
     Changes in operating assets and liabilities:
         Change in accounts receivable                                                (13,293)                   (32,123)
         Change in inventory                                                         (160,005)                        --
         Change in other assets                                                      (223,484)                  (166,412)
         Change in bank overdraft                                                      48,101                         --
         Change in accounts payable                                                    95,613                    208,613
         Change in accrued liabilities                                                127,779                    581,620
         Change in due to consultants                                                      --                     22,000
         Change in due to related parties                                             168,300                    351,650
         Change in deferred revenue                                                     5,617                         --
         Change in legal settlement liability                                        (156,500)                        --
                                                                                 -------------              -------------
                 Net cash used by operating activities                             (1,303,008)                  (912,920)

Cash flows from investing activities:
     Purchase of fixed assets                                                          (4,642)                    (7,800)
                                                                                 -------------              -------------
                 Net cash used by investing activities                                 (4,642)                    (7,800)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                          100,000                    150,000
     Principal payments on notes payable                                              (25,000)                  (460,000)
     Proceeds from issuance of common stock                                         1,232,650                  1,282,363
                                                                                 -------------              -------------
                 Net cash provided by financing activities                          1,307,650                    972,363
                                                                                 -------------              -------------

Net change in cash                                                                         --                     51,643

Cash, beginning of period                                                                  --                     13,007
                                                                                 -------------              -------------

Cash, end of period                                                              $         --               $     64,650
                                                                                 =============              =============

Supplemental disclosure of cash flow:
     Cash paid for interest                                                      $     46,105               $     121,493
                                                                                 =============              =============
     Cash paid for taxes                                                         $         --               $         800
                                                                                 =============              =============

Schedule of non-cash investing and financing activities:
     15,384,615 common shares issued in satisfaction
         of due to related parties                                               $    300,000               $          --
                                                                                 =============              =============

     1,666,667 common shares issued in satisfaction
         of advance on equity funding line                                       $     50,000               $          --
                                                                                 =============              =============

     12,625,878 common shares issued in satisfaction of notes payable,
          not including interest of $93,520                                      $    211,900               $          --
                                                                                 =============              =============

     2,501,538 common shares issued for receivable
         from equity funding line                                                $         --               $     243,900
                                                                                 =============              =============

     11,800,000 common shares issued for prepaid
         consulting services                                                     $         --               $   4,146,930
                                                                                 =============              =============

     8,000,000 common shares issued in satisfaction
         of due to related parties                                               $         --               $   3,696,243
                                                                                 =============              =============

     2,400,000 common shares issued in satisfaction
         of due to consultants                                                   $         --               $   2,020,447
                                                                                 =============              =============

     2,118,975 common shares issued in satisfaction
         of advance on equity funding line                                       $         --               $     206,600
                                                                                 =============              =============

     Warrants granted in satisfaction of promissory
         note payable, not including interest of $265,447                        $         --               $      60,000
                                                                                 =============              =============


                See Accompanying Notes to Financial Statements.

                                    eCONNECT
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2001 of eConnect ("the Company").

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

2.   OTHER ASSETS

     Other assets consist of the following as of March 31, 2002:

         Deposits for the purchase of inventory      $        540,000
         Miscellaneous                                         53,993
                                                     ----------------

             Total other assets                      $        593,993
                                                     ================

3.   LEGAL SETTLEMENT LIABILITIES

     Former President and Chief Operating Officer for the Company - During March
     ------------------------------------------------------------
     2002, the Company made an installment of $30,000 to the former president and chief operating officer of the Company. As of March 31, 2002, the Company had a remaining unpaid balance of $760,000 which has been included as part of legal settlement liabilities totaling $1,248,200.

     Goldstake Enterprises, Inc. - During the three months ended March 31, 2002,
     ---------------------------
     the Company made installments totaling $111,500 to Goldstake Enterprises, Inc. As of March 31, 2002, the Company had a remaining unpaid balance of $438,200 which has been included as part of legal settlement liabilities totaling $1,248,200.

     Other settlements - During the three months ended March 31, 2002, the
     -----------------
     Company made installments totaling $15,000 related to other settlements. As of March 31, 2002, the Company had a remaining unpaid balance of $50,000 which has been included as part of legal settlement liabilities totaling $1,248,200.

4.   STOCK BASED COMPENSATION AND EXPENSES

     For the three months ended March 31, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $1,598,623 and $1,966,051, respectively. The following table summarizes the Company's stock based compensation and expenses activities based on the accounts shown on the statements of operations:

                                      Three months ended March 31,

                                         2002               2001
                                    ---------------  ----------------
         Consulting                 $     1,142,708  $      1,581,555
         Penalty fee                        292,500                --
         Interest                           163,415           384,496
                                    ---------------  ----------------

             Total stock based
              compensation          $     1,598,623  $      1,966,051
                                    ===============  ================

5.   RELATED PARTY TRANSACTIONS

     Satisfaction of due to related parties - During February 2002, the Company
     --------------------------------------
     issued 15,384,615 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $300,000. As of March 31, 2002, the Company borrowed an additional $50,000 from Alliance which has been included as part of due to related parties totaling $2,511,849.

     Richard Epstein stock warrants - During February 2002, Richard Epstein
     ------------------------------
     exercised stock warrants to purchase 6,800,000 shares of the Company's common stock for $68,000.

     Due to related parties - During the three months ended March 31, 2002, the
     ----------------------
     Company borrowed approximately $118,300 from Electronic Transaction Technology ("ET&T"), a privately held corporation with a majority interest owned by Thomas S. Hughes, President of the Company which has been included as part of due to related parties totaling $2,511,849. The balance bears no interest, is unsecured and due on demand.

     During the three months ended March 31, 2002, the Company borrowed an additional $50,000 from Alliance which has been included as part of due to related parties totaling $2,511,849. The balance bears no interest, is unsecured and due on demand.

     ET&T super-voting rights - In February 2002, the board of directors of
     ------------------------
     eConnect passed a resolution granting ET&T super-voting rights in keeping with the original formation of eConnect in February 1997. This allows ET&T, which is controlled by Thomas S. Hughes, president, director, and stockholder of the Company, to have a controlling vote on issues before the Board of Directors.

     Penalty fee - During February 2002, the Company issued 15,000,000 shares of
     -----------
     the Company's common stock to Alliance in satisfaction of a penalty expense totaling $292,500. The Company agreed to pay Alliance a penalty of 15,000,000 shares due to delays in issuances of its common stock to Alliance.

6.   STOCK OPTIONS

     Stock options granted to consultants - During January 2002, the Company
     ------------------------------------
     granted stock options to purchase 21,000,000 shares of the Company's common stock with an exercise price equal to 50% of the closing bid price of its common stock upon the date of exercise. These stock options were granted in connection with a consulting agreement. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 297%; risk free interest rates of 1.689%; and an expected life of 2 months. Compensation under the grant totaled $651,000 for the three months ended March 31, 2002. During February and March 2002, the 21,000,000 options were exercised for $215,250.

7.   FORMATION OF SUBSIDIARY

     eGS, Inc. - During March 2002, the Company incorporated eGS, Inc. in the
     ---------
     State of Nevada to serve as the Company's internet agent for future state regulated and licensed games of chance and skill. The Company currently owns 100% of eGS, Inc. however the Company has declared a stock dividend to all of its stockholders of record as of April 3, 2002. The stockholders are to receive one common share of eGS, Inc. for every 100 shares held of the Company's common stock as of April 3, 2002. The Company intends to maintain a majority ownership of the eGS, Inc. eGS, Inc. is in the start-up phase, therefore no revenue has been recorded and all start-up costs have been expensed. As of March 31, 2002, eGS, Inc. has no assets or liabilities.

8.   GOING CONCERN

     The Company incurred a net loss of approximately $2,817,000 for the three months ended March 31, 2002. The Company's current liabilities exceed its current assets by approximately $10,475,400 as of March 31, 2002. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and create their respective markets to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.   PLAN OF OPERATION

Twelve Month Plan of Operation.

          The Company has now completed the full end to end Bank Eyes Only System which refers to the deployment of working eCashPads affecting card "present" transactions over the Internet. These transactions are initially received by the "Bank Eyes Only" System and then routed to certified credit card gateway processors including VeriSign and ePayments processing.

          Initially, the Company licensed software from Connex but soon realized that it did not need such an extensive software support system. A complete in-house solution has since been developed called the Bank Eyes Only ("BEO") system. Currently, the Company has completed version 1.0 of the BEO System, which allows merchants to receive transactions from consumers using the eCashPad.

          The Company's web site is: www.econnectholdings.com. On November 1st, 2001, the Company began distribution of the eCashPad. To date, 1,825 eCashPads have been distributed to consumers. The eCashPad is presently being sold as a limited offer for $19.95, with suggested retail price of $59.95.

Twelve Month Plan of Execution

          The company's eCashPad product and BEO processing service is positioned effectively to take advantage of market needs for secure internet payments. The company believes that "Bank Eyes Only" transaction processing system will effectively address Internet consumers' concerns regarding personal and financial information security. The company has published the "Bank Eyes Only" Web merchant install download documentation. Substantial numbers of web merchants are joining the growing numbers of those with the capability of accomplishing "Bank Eyes Only" transactions. This is constantly adding more "Bank Eyes Only" accessible web merchants and is increasing the monthly usage of the eCashPad.

          The marketing strategies for the organization are to acquire merchants through internal profession sales force, external distributors, and managed resellers; and acquire consumers through direct distribution, retail, and managed resellers.

          In addition, the company has structured a networking approach for mass market consumer participation in finding "Bank Eyes Only" merchants along with sales teams to sign on local web merchants. Using a revenue sharing plan from the flat fee, the company will incentivize private labels of eCashPads with expected advertising and marketing of private label eCashPads by the vendors to their consumer base. Further registration of "Bank Eyes Only" web merchants will likewise be pursued by a team of specialists who understand a specific industry such as phone, cable or collections. These team of specialists will develop the pertinent "Bank Eyes Only" application for that industry and will cultivate strategic alliances within their specific industry. The company is projecting an average transaction revenue of 50 cents per usage which is charged to the web merchant.

          The company envisions the usage of the eCashPad to affect Internet cash wagers by either ATM card with PIN or by chip card payments. The Company recently formed a subsidiary called eGS, Inc. to exploit this market. eGS will provide support services for State Regulated and licensed Internet companies offering games of skill and games of chance whereby players may use their eCashPad with ATM card and PIN entry to effect on line cash transactions. eGS is being spun off by the Company to shareholders as of the record date. The spin-off will occur on May 15, 2002.

          The Company expects to implement the additional service of ATM card with PIN entry (debit over the internet) transactions during the second quarter of 2002. The Company has no agreements with ATM card networks to date; however, representatives from STAR ATM card network have sent eConnect a proposal to begin a pilot program. Currently, the Company is seeking a Star member acquiring financial institution to sponsor a web merchant that will receive an ecnrypted PIN-entered on line Internet transaction. The Company is diligently working on this and is in discussions with various financial institutions. Until the Company obtains a STAR member sponsor bank formally sponsoring the web merchants, the proposed pilot will not start. Investors are cautioned against attributing undue certainty to management's assessments.

Capital Resources

          The company expects to maintain enough cash for its operations and business plan over the next twelve months. Commitments over that period include approximately $20.0M. The company will from time to time elect to access equity funding from Alpha. The company expects to continue and increase production of revenues over the next 12 months from sales of eCashPads and BEO Processing services. The Company will raise additional equity funding if necessary.

          All recent acquisitions have been wound down, and no further expenses are expected to occur in connection with any of these. The company was required to write-off investments in Power Click and Top Sports that totaled $2,500,000. Nothing that results from these transactions is expected to have any adverse effect on the business plan of the company or its core operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

Sales of unregistered securities occurring on or before September 19, 2001, have been previously reported.

                                                                    Considerations                  Shares           Value($)
                                                                    --------------                  ------           --------
     10/4/2001 Richard Parnes                    Free Trading         Options                       100,000               600
     10/3/2001 Rick Wilson                       144 Restricted       Finder's fee                  300,000            10,276
     10/3/2001 Wayne Hall                        144 Restricted       Late fees                     100,000             3,425
     10/3/2001 Don Yarter                        144 Restricted       Late fees                     100,000             3,425
     10/3/2001 Chris Jensen                      144 Restricted       Late fees                     100,000             3,425
     10/3/2001 Gerard Vanderbrug                 144 Restricted       Consulting                    800,000            27,403
     10/31/2001 Encrypt2Pay                      144 Restricted       Consulting                  1,000,000           143,730
     10/31/2001 Charles Yourshaw                 144 Restricted       Loan repayment                650,000           120,467
     10/31/2001 Donald Mudd                      144 Restricted       Late fees                     100,000            24,390
     10/31/2001 Jim Ball                         144 Restricted       Late fees                      20,000            15,854
     10/31/2001 John Fishbein                    144 Restricted       Late fees                      50,000             2,439
     10/11/2001 Quinn Brady                      144 Restricted       Consulting                  1,250,000               488
     10/11/2001 Robert Masters                   144 Restricted       Consulting                  1,000,000             1,220
     11/26/2001 Chris Jensen                     144 Restricted       Late fees                     900,000            38,835
     11/26/2001 Don Yarter                       144 Restricted       Late fees                     900,000            31,068
     11/26/2001 Rick Wilson                      144 Restricted       Late fees                     425,000            23,255
     11/26/2001 John Hogle                       144 Restricted       Consulting                    100,000            23,255
     11/26/2001 Clyde Bawden                     144 Restricted       Consulting                    100,000            10,982
     11/26/2001 Americlaim                       144 Restricted       Loan incentive                 75,000             2,584
     11/26/2001 Mallard Management               144 Restricted       Loan incentive                 75,000             2,584
     12/20/2001 Hughes Net Income Ch             144 Restricted       3rd quarter issuance       (9,000,000)            1,938
     12/20/2001 Richard Epstein                  144 Restricted       For cash                   19,000,100             1,938




     2/12/2002 Richard Epstein                   144 Restricted       For Cash                   20,000,000           390,000
     2/12/2002 Alliance Equities                 144 Restricted       For Cash                   30,000,000           585,000
     2/12/2002 Mark Baum                         Free Trading         For Cash/Consulting         3,250,000            71,500
     2/12/2002 Paul Kessler                      Free Trading         For Cash/Consulting         2,000,000            44,000
     2/19/2002 Alpha Venture Capital             144 Restricted       Escrow                     76,500,000               --
     2/19/2002 Richard Epstein                   144 Restricted       For Cash                   20,519,521           266,754
     2/28/2002 Alberto Barrera                   144 Restricted       Consulting                  2,000,000            47,610
     2/28/2002 William Haseltine                 Free Trading         Consulting                    250,000             6,613
      3/6/2002 Mark Baum                         Free Trading         For Cash/Consulting         3,850,000            77,000
      3/6/2002 Paul Kessler                      Free Trading         For Cash/Consulting         3,850,000            77,000
      3/8/2002 Mark Baum                         Free Trading         For Cash/Consulting         4,025,000            80,500
      3/8/2002 Paul Kessler                      Free Trading         For Cash/Consulting         4,025,000            80,500
     3/11/2002 Americlaim                        Free Trading         Loan repayment              4,000,000            96,760
     3/11/2002 Robert Graham                     Free Trading         Consulting                    250,000             6,048
     3/11/2002 David Weiler                      Free Trading         Loan repayment             10,000,000           241,900
     3/11/2002 Mallard Management                Free Trading         Loan repayment              4,000,000            96,760
     3/11/2002 Jerry Van de Brug                 Free Trading         Consulting                    827,000            20,005
     3/11/2002 David Weiler                      144 Restricted       Consulting                  3,000,000            65,313
     3/11/2002 Bryan Bagdaddy                    144 Restricted       Late fees                     600,000            13,063
     3/11/2002 Charles Yourshaw                  144 Restricted       Consulting                  1,200,000            26,125
     3/11/2002 Gordon Lee                        144 Restricted       Consulting                  1,000,000            21,771
     3/11/2002 Elle Travis                       144 Restricted       Consulting                    400,000             8,708
     3/11/2002 Quinn Brady                       144 Restricted       Late fees                     625,000            13,607
     3/11/2002 Heather Brady                     144 Restricted       Late fees                     100,000             2,177
     3/18/2002 Mark Levinson                     Free Trading         Consulting                  4,000,000            92,920
     3/18/2002 Richard Epstein                   144 Restricted       Consulting                  1,500,000            31,361
     3/11/2002 Steve McRae                       144 Restricted       Consulting                    200,000             4,354
     3/11/2002 LJ Yapel Manzanares               144 Restricted       Consulting                    200,000             4,354
     3/11/2002 Edward Forde                      144 Restricted       Consulting                     25,000               544
     3/11/2002 Daniel Douk                       144 Restricted       Consulting                     25,000               544
     3/13/2002 Chris Jensen                      Free Trading         Consulting                  1,000,000            23,550
     3/28/2002 Americlaim                        144 Restricted       Late fees                     562,500            10,616
     3/28/2002 Mallard Management                144 Restricted       Late fees                     562,500            10,616
     3/28/2002 John Burke                        144 Restricted       Late fees                      50,000               944
     3/28/2002 Gordon Gisser                     144 Restricted       Consulting                    100,000             1,887
     3/28/2002 Terry Roslington                  144 Restricted       Late fees                   1,000,000            18,873
     3/19/2002 Richard Epstein                   144 Restricted       For Cash                   10,000,000           195,000




No commissions or fees were paid in connection with these sales.
These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D, and similar provisions under state securities laws and regulations by the fact that:

..  The sales were made to sophisticated investors as defined in Rule 502;

..  The information specified in paragraph (b)(2)(ii)(B) and paragraph
   (b)(2)(ii)(C) of this section was provided to each investor;

.. The company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information that the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished;

.. At a reasonable time prior to the sale of securities, the company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)(2) of this section;

.. Neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising;

.. The company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Shareholders was held January 28, 2002, at which time the authorized capital of the Company was increased from 700,000,000 to 800,000,000. This was approved by a vote of 35,373,113 for and 61,875 against. Since that meeting, the authorized capital of the Company has been increased to 850,000,000. This was accomplished by obtaining written consent to the action of 60% of the voting power of the Company.

ITEM 5.  OTHER INFORMATION.

Information regarding previous equity lines has been previously reported. Further information regarding continuous funding for the registrant via a Common Stock Purchase Agreement is previously reported in the SB-2 filed with the Commission on July 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

A Form 8-K was filed by the Company on February 20, 2002. The Company responded in that Form to Items 1 and 5.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eConnect


Dated: May 14, 2002                    By: /s/ Thomas S. Hughes
                                          ------------------------------------
                                           Thomas S. Hughes, Chairman, CEO


                                  EXHIBIT INDEX

Exhibit                       Description
No.

Exhibit No.                            Description
-----------                            -----------

2 Agreement and Plan of Merger, dated June 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-KSB filed on May 9, 2000).

                                 EXHIBIT INDEX

Exhibit No.                       Dexcription
-----------                       -----------

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