Form 10QSB
period 2002-06-30
ECONNECT
filed 2002-08-19
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR

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

As of June 30, 2002, the Registrant had 41,497,059 shares of common stock issued and outstanding (1).

Transitional Small Business Disclosure Format (check one): Yes    No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS                                           3

         BALANCE SHEET AS OF JUNE 30, 2002

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED JUNE 30, 2001

         STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
         THREE MONTHS ENDED JUNE 30, 2002

         STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
         ENDED JUNE 30, 2001

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

SIGNATURE

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                    eCONNECT
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                                      June 30,
                                                                                        2002
                                                                                 ------------------
                                               ASSETS
Current assets
      Inventory                                                                  $          187,264
                                                                                 ------------------
           Total current assets                                                             187,264

Fixed assets, net                                                                           186,793

Other assets
      Deposit                                                                                24,819
      Other assets                                                                           76,655
                                                                                 ------------------
           Total other assets                                                               101,474
                                                                                 ------------------

Total assets                                                                     $          475,531
                                                                                 ==================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                                             $           68,518
      Accounts payable                                                                    2,411,327
      Accrued liabilities                                                                 3,258,434
      Due to related parties                                                              2,606,647
      Deferred revenue                                                                        6,291
      Legal settlement liability                                                          4,658,200
      Advance on equity funding line                                                             --
      Notes payable                                                                       1,394,868
                                                                                 ------------------
           Total current liabilities                                                     14,404,285
                                                                                 ------------------

           Total liabilities                                                             14,404,285

Commitments and contingencies                                                                    --

Stockholders' deficit
      Common stock; $.001 par value; 750,000,000
         shares authorized, 7,989,583 shares
         issued and outstanding                                                               7,990
      Additional paid-in capital                                                        202,416,072
      Accumulated deficit                                                              (216,352,816)
                                                                                 ------------------
           Total stockholders' deficit                                                  (13,928,754)
                                                                                 ------------------

           Total liabilities and stockholders' deficit                           $          475,531
                                                                                 ==================

                 See Accompanying Notes to Financial Statements


                                    eCONNECT
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Three months ended June 30,
                                                                     -------------------------------------------
                                                                             2002                   2001
                                                                     --------------------   --------------------
Revenue                                                              $              1,529   $                425

Cost of revenue                                                                       909                     --
                                                                     --------------------   --------------------

        Gross income                                                                  620                    425

Operating expenses
     Stock based compensation and expenses                                     43,960,385              2,410,142
     Consulting                                                                   382,313                334,356
     Public relations & advertising                                               166,351                  8,430
     Professional fees                                                             65,116                223,799
     Research and development                                                      (1,260)                    --
     Wages                                                                         74,886                533,008
     Amortization and depreciation                                                 22,743                413,125
     General and administrative                                                   161,408                291,292
                                                                     --------------------   --------------------

        Total operating expenses                                               44,831,942              4,214,152
                                                                     --------------------   --------------------

Net loss from operations                                                      (44,831,322)            (4,213,727)

Other income (expense)
     Interest income                                                                   --                 18,659
     Interest expense                                                             (30,870)              (776,823)
     Loss on investments                                                               --               (233,770)
     Cancellation fee                                                                  --                     --
     Legal settlement                                                          (4,010,650)            (1,739,706)
                                                                     --------------------   --------------------

        Total other income (expense)                                           (4,041,520)            (2,731,640)
                                                                     --------------------   --------------------

Net loss before provision for income taxes                                    (48,872,842)            (6,945,367)

Provision for income taxes                                                             --                     --
                                                                     --------------------   --------------------

Net loss from continuing operations                                           (48,872,842)            (6,945,367)

Discontinued operations
     Loss from discontinued gaming operations
        from January 1, 2001 to June 30, 2001
        (net of income tax benefit which is fully
        allowed for)                                                                   --            (160,107.00)
     Estimated loss on disposal of gaming operations
        including losses during the phase-out period
        (net of income tax benefit which is fully allowed for)                         --             (96,661.00)
                                                                     -------------------------------------------
                                                                                       --            (256,768.00)

Net loss                                                             $        (48,872,842)  $         (7,202,135)
                                                                     ====================   ====================

Earning per share
     Loss from continuing operations                                 $              (6.92)  $              (2.55)
     Loss from discontinued operations                                                 --                  (0.06)
     Loss from abandonment of gaming operations                                        --                  (0.04)
                                                                     --------------------   --------------------
     Net loss                                                        $              (6.92)  $              (2.64)
                                                                     ====================   ====================

Basic and diluted weighted average
     common shares outstanding                                                  7,060,312              2,720,555
                                                                     ====================   ====================

                                                                              Six months ended June 30,
                                                                     -------------------------------------------
                                                                             2002                   2001
                                                                     --------------------   --------------------
Revenue                                                              $              9,011                  1,604

Cost of revenue                                                                     4,304                    --
                                                                     --------------------   --------------------

        Gross income                                                                4,707                  1,604

Operating expenses
     Stock based compensation and expenses                                     45,559,008              4,376,193
     Consulting                                                                   946,574                565,649
     Public relations & advertising                                               372,590                 83,160
     Professional fees                                                             81,084                341,657
     Research and development                                                      26,390                 54,300
     Wages                                                                        164,386                999,364
     Amortization and depreciation                                                 45,487                671,468
     General and administrative                                                   406,649                477,409
                                                                     --------------------   --------------------

        Total operating expenses                                               47,602,168              7,569,200
                                                                     --------------------   --------------------

Net loss from operations                                                      (47,597,461)            (7,567,596)

Other income (expense)
     Interest income                                                                   --                 18,659
     Interest expense                                                             (76,975)              (944,425)
     Loss on investments                                                               --               (233,770)
     Cancellation fee                                                                  --               (526,212)
     Legal settlement                                                          (4,014,909)            (1,739,706)
                                                                     --------------------   --------------------

        Total other income (expense)                                           (4,091,884)            (3,425,454)
                                                                     --------------------   --------------------

Net loss before provision for income taxes                                    (51,689,345)           (10,993,050)

Provision for income taxes                                                           (800)                    --
                                                                     --------------------   --------------------

Net loss from continuing operations                                           (51,690,145)           (10,993,050)

Discontinued operations
     Loss from discontinued gaming operations
        from January 1, 2001 to June 30, 2001
        (net of income tax benefit which is fully
        allowed for)                                                                   --            (215,086.00)
     Estimated loss on disposal of gaming operations
        including losses during the phase-out period
        (net of income tax benefit which is fully allowed for)                         --             (96,661.00)
                                                                     -------------------------------------------
                                                                                       --            (311,747.00)

Net loss                                                             $        (51,690,145)  $        (11,304,797)
                                                                     ====================   ====================

Earning per share
     Loss from continuing operations                                 $              (8.96)  $              (4.22)
     Loss from discontinued operations                                                 --                  (0.08)
     Loss from abandonment of gaming operations                                        --                  (0.04)
                                                                     --------------------   --------------------
     Net loss                                                        $              (8.96)  $              (4.34)
                                                                     ====================   ====================

Basic and diluted weighted average
     common shares outstanding                                                  5,767,809              2,607,943
                                                                     ====================   ====================

                 See Accompanying Notes to Financial Statements


                                    eCONNECT
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                   Common Stock                  Additional
                                                                           -------------------------------
                                                                             Number of                            Paid-in
                                                                               Shares           Amount            Capital
                                                                           --------------   --------------  -------------------
Balance, December 31, 2001                                                      4,719,316   $        4,719  $       154,434,273

 Common shares issued for cash to Alpha Venture
   Capital, Inc., net of offering costs of $266,674                               266,688              267              462,533

 Common shares in satisfaction of advance
   on equity funding line                                                          16,667               17               49,983

 Common shares issued for cash, net of
   offering costs of $301,678                                                   1,217,106            1,217              865,238

 Common shares issued for cash related to exercise of
   options and warrants, $0.01                                                    278,000              278              282,972

 Common shares issued in satisfaction of due to related party                     153,846              154              299,846

 Common shares issued for stock based compensation                              1,056,201            1,056            1,580,705

 Warrants granted for services                                                         --               --           43,854,730

 Common shares issued in satisfaction of notes payable,
   including interest of $122,517 and accrued liabilities of $36,900              281,759              282              585,792

 Net loss                                                                              --               --                   --
                                                                           --------------   --------------  -------------------

Balance, June 30, 2002                                                          7,989,583   $        7,990  $       202,416,072
                                                                           ==============   ==============  ===================

                                                                                                         Total
                                                                                Accumulated          Stockholders'
                                                                                  Deficit              Deficit
                                                                           ---------------------  ------------------
Balance, December 31, 2001                                                 $        (164,662,671) $      (10,223,679)

 Common shares issued for cash to Alpha Venture
   Capital, Inc., net of offering costs of $266,674                                           --             462,800

 Common shares in satisfaction of advance
   on equity funding line                                                                     --              50,000

 Common shares issued for cash, net of
   offering costs of $301,678                                                                 --             866,455

 Common shares issued for cash related to exercise of
   options and warrants, $0.01                                                                --             283,250

 Common shares issued in satisfaction of due to related party                                 --             300,000

 Common shares issued for stock based compensation                                            --           1,581,761

 Warrants granted for services                                                                --          43,854,730

 Common shares issued in satisfaction of notes payable,
   including interest of $122,517 and accrued liabilities of $36,900                          --             586,074

 Net loss                                                                            (51,690,145)        (51,690,145)
                                                                           ---------------------  ------------------

Balance, June 30, 2002                                                     $        (216,352,816) $      (13,928,754)
                                                                           =====================  ==================

                 See Accompanying Notes to Financial Statements


                                    eCONNECT
                             STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                           For the six months ended June 30,
                                                                                     ---------------------------------------------
                                                                                               2002                     2001
                                                                                     ------------------------      ---------------
Cash flows from operating activities:
     Net loss                                                                        $      (51,690,145)           $   (11,304,797)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                                                           45,487                    671,468
         Stock based compensation                                                            45,559,008                  4,376,193
         Cancellation fee                                                                            --                    526,212
         Loss on investments                                                                         --                    233,770
         Estimated loss on disposal of gaming operations                                             --                     96,661
     Changes in operating assets and liabilities:
         Change in accounts receivable                                                               --                     14,157
         Change in inventory                                                                     (7,245)                        --
         Change in other assets                                                                 293,854                     86,610
         Change in bank overdraft                                                                38,295                         --
         Change in accounts payable                                                             361,771                    543,243
         Change in accrued liabilities                                                          223,117                    173,495
         Change in due to consultants                                                                --                     22,000
         Change in due to related parties                                                       293,878                  1,465,639
         Change in deferred revenue                                                               5,617                         --
         Change in legal settlement liability                                                 3,258,500                  1,605,000
                                                                                     ------------------      ---------------------
                 Net cash used by operating activities                                       (1,617,863)                (1,490,349)

Cash flows from investing activities:
     Purchase of fixed assets                                                                    (4,642)                   (31,884)
                                                                                     ------------------      ---------------------
                 Net cash used by investing activities                                           (4,642)                   (31,884)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                                     38,000                    237,500
     Principal payments on notes payable                                                        (28,000)                  (685,000)
     Proceeds from issuance of common stock                                                   1,612,505                  1,956,726
                                                                                     ------------------      ---------------------
                 Net cash provided by financing activities                                    1,622,505                  1,509,226
                                                                                     ------------------      ---------------------

Net change in cash                                                                                   --                    (13,007)

Cash, beginning of period                                                                            --                     13,007
                                                                                     ------------------      ---------------------

Cash, end of period                                                                  $               --      $                  --
                                                                                     ==================      =====================
Supplemental disclosure of cash flow:
     Cash paid for interest                                                          $           46,105      $             107,000
                                                                                     ==================      =====================
     Cash paid for taxes                                                             $               --      $                  --
                                                                                     ==================      =====================
Schedule of non-cash investing and financing activities:
     6,250,000 common shares issued in satisfaction
         of accounts payable                                                         $          117,956      $                  --
                                                                                     ==================      =====================
     2,000,000 common shares issued in satisfaction
         of due to related parties                                                   $           30,780      $                  --
                                                                                     ==================      =====================
     500,000 common shares issued in satisfaction
         of settlement liabilities                                                   $            5,000      $                  --
                                                                                     ==================      =====================
     6,800,000 common shares issued in satisfaction of notes payable,
          not including interest of $28,997                                          $           97,921      $                  --
                                                                                     ==================      =====================
     15,384,615 common shares issued in satisfaction
         of due to related parties                                                   $          300,000      $                  --
                                                                                     ==================      =====================
     1,666,667 common shares issued in satisfaction
         of advance on equity funding line                                           $           50,000      $                  --
                                                                                     ==================      =====================
      12,625,878 common shares issued in satisfaction of notes payable,
          not including interest of $93,520 and accrued liabilities of $36,900       $          175,000      $                  --
                                                                                     ==================      =====================
     2,501,538 common shares issued for receivable
         from equity funding line                                                    $               --      $             243,900
                                                                                     ==================      =====================
     11,800,000 common shares issued for prepaid
         consulting services                                                         $               --      $           4,146,930
                                                                                     ==================      =====================
     8,000,000 common shares issued in satisfaction
         of due to related parties                                                   $               --      $           3,696,243
                                                                                     ==================      =====================
     2,400,000 common shares issued in satisfaction
         of due to consultants                                                       $               --      $           2,020,447
                                                                                     ==================      =====================
     2,118,975 common shares issued in satisfaction
         of advance on equity funding line                                           $               --      $             206,600
                                                                                     ==================      =====================
     Warrants granted in satisfaction of promissory
         note payable, not including interest of $265,447                            $               --      $              60,000
                                                                                     ==================      =====================

                 See Accompanying Notes to Financial Statements

ITEM 2. PLAN OF OPERATION

Twelve Month Plan of Operation.

Currently, the Company has completed an updated version 2.0 of the Bank Eyes Only System, which allows merchants to receive transactions from consumers using the eCashPad. These transactions are initially received by the "Bank Eyes Only" System and then routed to certified credit card gateway processors

With the updated 2.0 Bank Eyes Only version, eCashPad users can pay directly at the web merchant site without a shopping cart being required and additionally, the Version 2 Platform can now support eCashCard cash payments.

The Company's web site is: www.econnectholdings.com. To date over 7,000 plus eCashPads have been distributed into the United States marketplace with scheduled shipments of 9,000 additional eCashPad now in process.

The company's eCashPad product and BEO processing service is positioned effectively to take advantage of market needs for secure internet payments. The company believes that "Bank Eyes Only" transaction processing system will addresses Internet consumers' concerns regarding personal and financial information security. The company has published the "Bank Eyes Only" Web merchant install download documentation.

The marketing strategies for the Company is to acquire merchants through internal profession sales force, external distributors, and managed resellers; and acquire consumers through direct distribution, retail, and managed resellers.

The Company is also working on expanding the usage of the eCashPad to effect payments to any web merchant with a same as cash eCashCard payment. Consumers will use their value added private labeled eCashPad to effect cash payments with their eCashPad at the web merchant's page.

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

     The company envisions the usage of the eCashPad to affect Internet cash wagers by either ATM card with PIN or by chip card payments. The Company has formed a subsidiary called eGS, Inc. to exploit this market. eGS will provide support services for State Regulated and licensed Internet companies offering games of skill and games of chance whereby players may use their eCashPad with ATM card and PIN entry to effect on line cash transactions.

The Company is also diligently working on the usage of the eCashPad to effect PIN on line debit with either a swiped ATM card or debit card. This is known as a POS transaction and will enable immediate cash payments to the web merchant in the same way a cash payment is made at the supermarket with a POS transaction. The Company reasonably expects to see PIN debit begin this year but can not guarantee such POS Internet payments to begin.

Capital Resources

The company expects to continue to generate enough cash for its operations and business plan over the next twelve months. The company will from time to time elect to access equity funding from Alpha. The company expects to continue and increase production of revenues over the next 12 months from sales of eCashPads and BEO Processing services. The Company will raise additional equity funding if necessary.

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

          The company envisions the usage of the eCashPad to affect Internet cash wagers by either ATM card with PIN or by chip card payments. The Company recently formed a subsidiary called eGS, Inc. to exploit this market. eGS will provide support services for State Regulated and licensed Internet companies offering games of skill and games of chance whereby players may use their eCashPad with ATM card and PIN entry to effect on line cash transactions. eGS is being spun off by the Company to shareholders as of the record date. The spin-off occurred on May 15, 2002.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 7, 2002, the Securities and Exchange Commission filed a civil complaint against eConnect, Thomas D. Hughes, Richard Epstein and Alliance Equities, alleging that false press releases were made, and seeking injunctive relief and disgorgement. The respondents are vigorously contesting the allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

Sales of unregistered securities occurring on or before March 31, 2002, have been previously reported.

                                                                                       Shares
                                                                                  -------------------------------------
                                                                  Issuance          No. of Shares             Total
Date            Name               Tradeability      PRT No.        Type               Issued             Consideration
---------------------------------------------------------------------------------------------------------------------------

 4/1/2002 Perro Corp              144 Restricted                Loan repayment         6,000,000             113,238
 4/3/2002 Matt Katz               Free Trading                  Consulting               250,000               5,243
 4/3/2002 John Shapiro            Free Trading                  Consulting               200,000               4,194
 4/3/2002 Don Yarter              Free Trading                  Consulting               200,000               4,194
 4/3/2002 Mike Sitrick            144 Restricted                Loan repayment         6,250,000             117,956
4/24/2002 Terry Roslington        144 Restricted                Late fees              1,549,019              28,789
 5/3/2002 Richard Epstein         Free Trading                  Loan repayment         7,500,000              37,500
 5/7/2002 William Haseltine       144 Restricted                Consulting               600,000               9,234
 5/7/2002 Mark Ninci              Free Trading                  Loan repayment           800,000              13,680
 5/7/2002 David Ninci             Free Trading                  Consulting               150,000               2,565
 5/7/2002 ET&T                    144 Restricted                Loan repayment         2,000,000              30,780
 5/7/2002 Jackie Robinson         144 Restricted                Legal Settlement       3,500,000              53,865
 5/7/2002 Chris Jensen            144 Restricted                Consulting               500,000               7,695
 5/7/2002 Don Yarter              144 Restricted                Consulting               500,000               7,695
5/20/2002 Shelly Weiser           144 Restricted                Consulting               100,000               1,277
5/20/2002 Alliance Equities       Free Trading                  Loan repayment        29,946,363             149,732
5/20/2002 Richard Epstein         Free Trading                  Loan repayment        19,964,242              99,821
5/21/2002 Jackie Robinson         Free Trading                  Legal Settlement       1,000,000              13,870
5/21/2002 Chris Jensen            Free Trading                  Consulting               500,000               6,935
5/21/2002 Don Yarter              Free Trading                  Consulting               500,000               6,935
5/21/2002 Chris Jensen            144 Restricted                Consulting               500,000               6,242
5/21/2002 Don Yarter              144 Restricted                Consulting               500,000               6,242
5/30/2002 Marylou Garcia          Free Trading                  Consulting               600,000               7,164
5/30/2002 Raymond Russell         Free Trading                  Consulting             1,000,000              11,940
5/30/2002 Jason Chester           Free Trading                  Loan repayment        11,000,000              55,000
5/30/2002 Peter Bianchi           Free Trading                  Consulting            20,000,000             238,800
6/11/2002 Joan Shapiro            144 Restricted                Consulting               600,000               5,400
6/11/2002 Julie Saxton            144 Restricted                Consulting               500,000               4,500
6/11/2002 Quinn Brady             Free Trading                  Loan repayment           500,000               5,000
6/14/2002 Julie Saxton            144 Restricted                Legal Settlement       5,000,000              45,000
6/14/2002 Julie Saxton            144 Restricted                Legal Settlement       5,000,000              45,000
6/14/2002 Julie Saxton            144 Restricted                Legal Settlement       5,000,000              45,000
6/14/2002 Frank Macac             Free Trading                  Consulting               600,000               6,000
6/14/2002 Matthew Crawford        Free Trading                  Consulting               600,000               6,000
6/17/2002 Richard Epstein         Free Trading                  Loan repayment         9,965,111              49,826
6/18/2002 Anna Morris             144 Restricted                Consulting                10,000                  90
6/18/2002 John Morris Jr.         144 Restricted                Consulting                10,000                  90
6/18/2002 Goldstake Enterprises   144 Restricted                Legal Settlement       5,000,000              45,000
6/18/2002 Goldstake Enterprises   144 Restricted                Legal Settlement       5,000,000              45,000
6/18/2002 Goldstake Enterprises   144 Restricted                Legal Settlement       5,000,000              45,000
6/18/2002 Alberto Barrera         Free Trading                  Consulting             1,000,000              10,000
6/18/2002 Rick Wilson             144 Restricted                Consulting               300,000               2,700


                                                                                   ------------------------------------
                                                                                     159,694,735           1,400,190
                                                                                   ------------------------------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

Lawrence B. Donoghue submitted his resignation as director on August 7, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eConnect


Dated: August 20, 2002                    By: /s/ Thomas S. Hughes
                                          ------------------------------------
                                           Thomas S. Hughes, Chairman, CEO


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