Form 10QSB/A
period 2002-06-30
ECONNECT
filed 2002-08-20
CIK 911934

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

As of July 30, 2002, the Registrant had 41,497,059 shares of common stock issued and outstanding (1).

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






1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of eConnect (the "Company").

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     1-for-100 reverse stock split - During July 2002, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split as if such forward stock split occurred as of the Company's date of inception.

2.   LEGAL SETTLEMENT LIABILITIES

     a. 3Pea Technologies, Inc. - During June 2002, the Company reached a settlement with 3Pea Technologies, Inc., a company substantially owned by the son-in-law of Thomas S. Hughes, Chief Executive Officer and Director of the Company, whereby the Company agreed to issue 5,000,000 shares of the Company's common stock valued at $2,050,000 and two installments of $190,000 to be made during July 2002. As of June 30, 2002, the Company's balance of $2,430,000 has been included as part of the total legal settlement liability of $4,658,200 at June 30, 2002.

     b. Former President and Chief Operating Officer for the Company - During March 2002, the Company made an installment payment of $30,000 to the former president and chief operating officer of the Company. As of March 31, 2002, the Company had a remaining unpaid balance of $820,000 which has been included as part of legal settlement liabilities totaling $4,658,200.

     c. Goldstake Enterprises, Inc. - During the six months ended June 30, 2002, the Company made installment payments totaling $126,500 to Goldstake Enterprises, Inc. As of June 30, 2002, the Company had a remaining unpaid balance of $353,200 which has been included as part of the total legal settlement liability of $4,658,200 at June 30, 2002.

          During June 2002, the Company reached an additional settlement with Goldstake Enterprises, Inc. and Las Vegas International Basketball League Franchise, LLC, whereby the Company agreed to pay $1,000,000 with interest commencing on August 1, 2003 at an annual interest rate of 8%. Monthly payments of $25,000 are scheduled to commence on August 1, 2002. As of June 30, 2002, the additional settlement of $1,000,000 has been included as part of legal settlement liabilities totaling $4,658,200. Pursuant to the settlement agreement, the Company issued 300,000 shares of the Company's common stock and will issue up to 30,000,000 additional shares of the Company's common stock to satisfy all remaining debts totaling $1,353,200 as of June 30, 2002, between the Company and Goldstake Enterprises, Inc.





                                    eCONNECT
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




     d. Other settlements - During the six months ended March 31, 2002, the Company made installments totaling $20,000 related to other settlements. As of June 30, 2002, the Company had a remaining unpaid balance of $55,000 which has been included as part of the total legal settlement liability of $4,658,200 at June 30, 2002.

3.   STOCK BASED COMPENSATION

     For the three months ended June 30, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $43,960,385 and $2,410,142, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $45,559,008 and $4,376,193, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:



                                       Three months ended June 30,         Six months ended June 30,
                                    ---------------------------------  ---------------------------------
                                         2002               2001            2002              2001
                                    ---------------  ----------------  ---------------  ----------------
         Consulting                 $       361,134  $      2,041,136  $     1,503,842  $      3,622,691
         Penalty fee                             --                --          292,500                --
         Legal settlement                   337,735                --          337,735                --
         Finance fee                     43,203,730                --       43,203,730                --
         Interest                            57,786           369,006          221,201           753,502
                                    ---------------  ----------------  ---------------  ----------------

             Total stock based
             compensation           $    43,960,385  $      2,410,142  $    45,559,008  $      4,376,193
                                    ===============  ================  ===============  ================

4.   RELATED PARTY TRANSACTIONS

     Due to related parties - As of June 30, 2002, due to related parties totaling $2,606,647 are comprised of the following:
         Common stock due to ET&T related 65,220 shares provided by
           ET&T for use by the Company                                                  $          163,846

         Advances from ET&T, unsecured, bearing no interest                                        106,370

         Advances from Alliance Equities (company controlled by Richard Epstein, a significant stockholder of the Company), unsecured, bearing
           no interest                                                                             187,508

         Deposit related to the purchase of  eCashPad terminals                                    250,000

         Value of remaining 18,000 common stocks and warrants for 25,000 shares of the Company's common stock to be issued to Paul Egan (a stockholder of the Company) related to the fiscal year
           1999 acquisition of Top Sports, S.A.                                                    261,228

         Advances from an affiliate, unsecured, due on demand and bearing
           no interest                                                                             709,785

         Advances from Paul Egan, unsecured, due on demand, and bearing
           no interest                                                                             927,910
                                                                                        ------------------
               Total due to related parties                                             $        2,606,647
                                                                                        ==================






                                    eCONNECT

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



4.   RELATED PARTY TRANSACTIONS (continued)

     Satisfaction of due to related parties - During February 2002, the Company issued 153,846 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $300,000. As of June 30, 2002, the Company borrowed an additional $187,508 from Alliance which has been included as part of due to related parties totaling $2,606,674.

     Richard Epstein stock warrants - During February 2002, Richard Epstein exercised stock warrants to purchase 680,000 shares of the Company's common stock for $68,000.

     During May 2002, Richard Epstein was granted 60,599,106 (post reverse stock split) warrants to purchase shares of the Company's common stock for 50% of the closing bid price and expire one year from grant date for a finance fee. The Company estimates the fair value of Mr. Epstein's stock warrants granted by using the Black-Scholes option pricing-model with the following weighted average assumptions; no dividend yield; expected volatility of 318%; risk free interest rates of 1.79%; and expected lives of 6 months. Accordingly, the Company recorded interest expenses under SFAS No. 123 relating to non-statutory stock warrants that became exercisable upon grant for $43,203,730 as of June 30, 2002.

     ET&T super-voting rights - In February 2002, the board of directors of eConnect passed a resolution granting ET&T super-voting rights in keeping with the original formation of eConnect in February 1997. This allows ET&T, which is controlled by Thomas S. Hughes, president, director, and stockholder of the Company, to have a controlling vote on issues before the Board of Directors.

     Penalty fee - During February 2002, the Company issued 150,000 shares of the Company's common stock to Alliance in satisfaction of a penalty expense totaling $292,500. The Company agreed to pay Alliance a penalty of 150,000 shares due to delays in issuances of its common stock to Alliance.

5.   STOCK OPTIONS

     Stock options granted to consultants - During January 2002, the Company granted stock options to purchase 210,000 shares of the Company's common stock with an exercise price equal to 50% of the closing bid price of its common stock upon the date of exercise. These stock options were granted in connection with a consulting agreement. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 297%; risk free interest rates of 1.689%; and an expected life of 2 months. Compensation under the grant totaled $651,000 for the three months ended March 31, 2002. During February and March 2002, the 210,000 options were exercised for $215,250.

6.   FORMATION OF SUBSIDIARY

     eGS, Inc. - During March 2002, the Company incorporated eGS, Inc. in the State of Nevada to serve as the Company's internet agent for future state regulated and licensed games of chance and skill. As of June 30, 2002, the Company owns approximately 70% of eGS, Inc. The remaining balance of 30% had been distributed pursuant to a stock dividend to all of its stockholders of record as of April 3, 2002. The stockholders received one common share of eGS, Inc. for every 100 pre-reverse split share held of the Company's common stock as of April 3, 2002. The Company intends to maintain a majority ownership of eGS, Inc. eGS, Inc. is in the start-up phase, therefore no revenue has been recorded and all start-up costs have been expensed. As of June 30, 2002, eGS, Inc. has no assets or liabilities.






                                    eCONNECT
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



7.   Going Concern

     The Company incurred a net loss of approximately $51,690,000 for the six months ended June 30, 2002. The Company's current liabilities exceed its current assets by approximately $14,217,000 as of June 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and create their respective markets to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.   SUBSEQUENT EVENTS

     Pacific Nakon - During July 2002, the Company received a letter of intent from Pacific Nakon International, Inc. ("PNI") whereby PNI, in conjunction with Valet, Inc. and Electronic Valet Systems, Inc., proposed the following:

     (i) PNI would provide ownership of all equity interests in Valet, Inc. and Electronic Valet Systems, Inc. for the purpose of implementing this business transaction in exchange for the Company providing and installing 10,000 eCashPads
     (ii) The parties will create a new corporation to serve as the repository of the equity interest noted in the letter of intent with the ownership being negotiated in not less than 20 banking days
    (iii) PNI will issue to the Company $20,000,000 in asset backed corporate debentures for the purpose of enhancing the balance sheet of eConnect. Such bonds will have a term of seven years and shall earn interest at 8.5% per year to be payable in arrears
     (iv) All parties intend to pay a loan with an undisclosed balance and provide two bonds for totaling $7,000,000 to acquire all assets owned by F.F.S., LLC and their membership units
     (v) The Company will issue 2,000,000 share of common stock to the participating parties

     This letter of intent is subject to a formalized contract that has not been prepared to date.

     Electronic Valet Systems, Inc. - During July 2002, the Company signed a letter of intent to establish a strategic agreement to develop a money transfer system between the United States and Mexico with Electronic Valet Systems, Inc. Upon signing the letter of intent, the Company agreed to pay $150,000 and issue 10,000,000 shares of the Company's common stock to Abelardo Castillo, Sr. of Electronic Valet Systems, Inc. On August 15, 2002 the Company is required pay an additional $3,000,000 to Electronic Valet Systems, Inc. with a final payment of $2,500,000 due 60 days from date of the strategic agreement. In the event of any breach of the agreement by the Company, the entire agreement will be cancelled without notice and all consideration will not be reimbursed to the Company. Through the date of this report, no consideration for the letter of intent has been delivered by the Company.

     Transaction Systems, LLC - During July 2002, the Company signed a letter of intent with Transaction Systems, LLC, whereby the Company desires to acquire all membership units and an exclusive license for Merlin 2, ePos2, and Gaming Software in consideration of registered shares valued at $1,000,000 determined at the date of closing. Merlin2 is a web based front-end system for the loading and sale of prepaid cards. ePos2 is a point-of-sale software that allows prepaid cards to be sold and loaded in real time via Merlin2 interface. Gaming Software supports Internet gaming from the front-end to the back-end which allows casinos to create private label accounts and can interface with Merlin2 and allow customers to move their winnings to a debit card. Through the date of this report, no consideration for the letter of intent has been delivered by the Company.






                                    eCONNECT
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



8.   SUBSEQUENT EVENTS (continued)

     eConnect Financial - During July 2002, the Company entered into an agreement with Alan J. Conner & Associates to jointly form eConnect Financial to operate an Internet Bank under a joint venture with InterState Net Bank. eConnect Financial will issue sub prime credit cards, credit insurance and open bank accounts through eCashPad users with Allan J. Conner acting as the president. The Company shall fund $1,500,000 by August 2, 2002 with $500,000 to be allocated towards the purchase of capital stock in Interstate Net Bank and $1,000,000 allocated towards operations of the venture. Additionally, the Company will grant 10,000,000 warrants to purchase shares of the Company's common stock for 25% below the close bid price on the 15th day of each month for 12 months from the effective date of the agreement. The venture will be divided into two divisions: Division I consisting of the sub prime credit card division with 70% owned by Allan
     J. Conner & Associates, 20% owned by the Company and 10% owned by PNI; Division II consisting of the eCashPad universal usage with 70% owned by the Company, 20% owned by Allan J. Conner & Associates and 10% owned by PNI. The Company did not meet the funding requirements pursuant to the agreement, therefore the agreement has been cancelled and no additional commitments by Alan J. Conner & Associates are required.

     Halted trading of stock - On July 25, 2002, the SEC suspended trading of the Company's common stock in connection with an investigation of the Company's accuracy of several claims, including the claimed value of the bonds PNI invested into the Company, the stated projected opening date of eConnect Financial, and the value of a purchase order from another company. The Company's common stock resumed trading on August 8, 2002; however, from that date to the date of this report, the Company's common stock has been trading on the National Quotation Bureau's Pink Sheets, since brokerage firms who make a market in the Company's common stock on the Over-The-Counter Bulletin Board ("OTCBB") are not willing to do so at this time.

     Allegations of violation of securities law and consent decree of 2000 - On August 7, 2002, Thomas S. Hughes, Chief Executive Officer and Director of the Company, was served with a complaint by federal authorities alleging i) contempt of court pursuant to a permanent injunction issued on April 7, 2000 by issuing and/or approving issuance of false and misleading press releases and failing to disclose material facts in connection with the issuance of press releases and (ii) securities fraud in connection with the purchase and sale of the Company's common stock. Remedies sought in these proceedings include criminal and civil penalties and a bar from service as an officer or director of a publicly-traded company. Although the Company believes the charges are unwarranted, and intends to vigorously defend against them, there can be no assurance that Mr. Hughes will be able to continue to serve as its Chief Executive Officer in the event that the Securities and Exchange Commission and Department of Justice receive the remedies they seek. The loss of Mr. Hughes could have a material adverse impact on the Company's business and financial condition.

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

Halted trading of stock - On July 25, 2002, the SEC suspended trading of the
-----------------------
Company's common stock in connection with an investigation of the Company's accuracy of several claims, including the claimed value of the bonds PNI invested into the Company, the stated projected opening date of eConnect Financial, and the value of a purchase order from another company. The Company's common stock resumed trading on August 8, 2002; however, from that date to the date of this report, the Company's common stock has been trading on the National Quotation Bureau's Pink Sheets, since relisting procedures for the Over-The-Counter Bulletin Board ("OTCBB") have not yet been completed.

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

Pacific Nakon - During July 2002, the Company received a letter of intent from
-------------
Pacific Nakon International, Inc. ("PNI") whereby PNI, in conjunction with Valet, Inc. and Electronic Valet Systems, Inc., proposed the following:

(i) PNI would provide ownership of all equity interests in Valet, Inc. and Electronic Valet Systems, Inc. for the purpose of implementing this business transaction in exchange for the Company providing and installing 10,000 eCashPads

(ii) The parties will create a new corporation to serve as the repository of the equity interest noted in the letter of intent with the ownership being negotiated in not less than 20 banking days

(iii) PNI will issue to the Company $20,000,000 in asset backed corporate debentures for the purpose of enhancing the balance sheet of eConnect. Such bonds will have a term of seven years and shall earn interest at 8.5% per year to be payable in arrears

(iv) All parties intend to pay a loan with an undisclosed balance and provide two bonds for totaling $7,000,000 to acquire all assets owned by F.F.S., LLC and their membership units

(v) The Company will issue 2,000,000 share of common stock to the participating parties

This letter of intent is subject to a formalized contract that has not been prepared to date.

Electronic Valet Systems, Inc. - During July 2002, the Company signed a letter
------------------------------
of intent to establish a strategic agreement to develop a money transfer system between the United States and Mexico with Electronic Valet Systems, Inc. Upon signing the letter of intent, the Company agreed to pay $150,000 and issue 10,000,000 shares of the Company's common stock to Abelardo Castillo, Sr. of Electronic Valet Systems, Inc. On August 15, 2002 the Company is required pay an additional $3,000,000 to Electronic Valet Systems, Inc. with a final payment of $2,500,000 due 60 days from date of the strategic agreement. In the event of any breach of the agreement by the Company, the entire agreement will be cancelled without notice and all consideration will not be reimbursed to the Company. Through the date of this report, no consideration for the letter of intent has been delivered by the Company.

Transaction Systems, LLC - During July 2002, the Company signed a letter of
------------------------
intent with Transaction Systems, LLC, whereby the Company desires to acquire all membership units and an exclusive license for Merlin 2, ePos2, and Gaming Software in consideration of registered shares valued at $1,000,000 determined at the date of closing. Merlin2 is a web based front-end system for the loading and sale of prepaid cards. ePos2 is a point-of-sale software that allows prepaid cards to be sold and loaded in real time via Merlin2 interface. Gaming Software supports Internet gaming from the front-end to the back-end which allows casinos to create private label accounts and can interface with Merlin2 and allow customers to move their winnings $$/BREAK/$$END to a debit card. Through the date of this report, no consideration for the letter of intent has been delivered by the Company.

eConnect Financial - During July 2002, the Company entered into an agreement
------------------
with Alan J. Conner & Associates to jointly form eConnect Financial to operate an Internet Bank under a joint venture with InterState Net Bank. eConnect Financial will issue sub prime credit cards, credit insurance and open bank accounts through eCashPad users with Allan J. Conner acting as the president. The Company shall fund $1,500,000 by August 2, 2002 with $500,000 to be allocated towards the purchase of capital stock in Interstate Net Bank and $1,000,000 allocated towards operations of the venture. Additionally, the Company will grant 10,000,000 warrants to purchase shares of the Company's common stock for 25% below the close bid price on the 15th day of each month for 12 months from the effective date of the agreement. The venture will be divided into two divisions: Division I consisting of the sub prime credit card division with 70% owned by Allan J. Conner & Associates, 20% owned by the Company and 10% owned by PNI; Division II consisting of the eCashPad universal usage with 70% owned by the Company, 20% owned by Allan J. Conner & Associates and 10% owned by PNI. The Company did not meet the funding requirements pursuant to the agreement, therefore the agreement has been cancelled and no additional commitments by Alan J. Conner & Associates are required.

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


Dated: August 20, 2002                    By: /s/ Thomas S. Hughes
                                          ------------------------------------
                                           Thomas S. Hughes, Chairman, CEO



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Thomas S. Hughes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of eConnect, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of eConnect, Inc.

                                            By:  /s/ Thomas S. Hughes
                                                ----------------------------
                                            Name:  Thomas S. Hughes
                                            Title:  Chief Executive Officer

eConnect currently has no chief financial officer.



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