Form 10QSB
period 2002-09-30
ECONNECT
filed 2003-01-13
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________

                        COMMISSION FILE NUMBER: 33-68570

                                    eConnect
             (Exact name of registrant as specified in its charter)

                Nevada                                        43-1239043
(State or jurisdiction of incorporation                     I.R.S. Employer
           or organization)                               Identification No.)

               1010 N. Central Ave.
               Glendale, California                              91202
       (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number:  (310)435-6583

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

As of January 13, 2003, the Registrant had 139,437,059 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS                                           3

         BALANCE SHEET AS OF SEPTEMBER 30, 2002                         3

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED SEPTEMBER 30, 2002                                       4

         STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
         THREE MONTHS ENDED SEPTEMBER 30, 2002                          5

         STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
         ENDED SEPTEMBER 30, 2002                                       6

         NOTES TO FINANCIAL STATEMENTS                                  8

ITEM 2.  PLAN OF OPERATION                                             14

PART II - OTHER INFORMATION                                            15

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURE                                                              17
                                    eCONNECT
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                 September 30,
                                                                     2002
                                                                 --------------
                                     ASSETS

Current assets
      Inventory                                                  $     165,680
                                                                 --------------
           Total current assets                                        165,680

Fixed assets, net                                                      131,275

Other assets
      Other assets                                                       1,554
                                                                 --------------
           Total other assets                                            1,554
                                                                 --------------

Total assets                                                     $     298,509
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                             $      33,522
      Accounts payable                                               2,419,197
      Accrued liabilities                                            3,288,434
      Due to related parties                                         2,549,447
      Legal settlement liability                                     2,608,200
      Advance on equity funding line                                        --
      Notes payable                                                  1,641,868
                                                                 --------------
           Total current liabilities                                12,540,668
                                                                 --------------

           Total liabilities                                        12,540,668

Commitments and contingencies                                               --

Stockholders' deficit
      Common stock; $.001 par value; 910,000,000
         shares authorized, 99,687,059 shares issued
         and 98,285,693 shares outstanding                              98,286
      Additional paid-in capital                                   205,426,429
      Other receivable                                                (194,600)
      Accumulated deficit                                         (217,572,274)
                                                                 --------------
           Total stockholders' deficit                             (12,242,159)
                                                                 --------------

           Total liabilities and stockholders' deficit           $     298,509
                                                                 ==============

                 See Accompanying Notes to Financial Statements


                                                   eCONNECT
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                 --------------------------------- ---------------------------------
                                                                      2002             2001              2002              2001
                                                                 -------------     -------------     -------------     -------------
Revenue                                                          $        615      $        689      $      9,626      $      2,293

Cost of revenue                                                         1,710                --             6,014                --
                                                                 -------------     -------------     -------------     -------------

      Gross income (loss)                                              (1,095)              689             3,612             2,293

Operating expenses
    Stock based compensation and expenses                             643,173         2,004,402        46,202,181         7,355,302
    Bad debts                                                          20,483            44,101            20,483            44,101
    Consulting                                                        151,059           368,638         1,097,633           713,082
    Public relations & advertising                                     25,612            15,201           398,202            98,361
    Professional fees                                                  27,803             3,112           108,887           344,769
    Research and development                                              500                15            26,890            54,315
    Wages                                                              68,209           388,340           232,595         1,387,704
    Amortization and depreciation                                      55,518           262,784           101,005           934,252
    General and administrative                                        195,832           159,528           602,481           636,937
                                                                 -------------     -------------     -------------     -------------

      Total operating expenses                                      1,188,189         3,246,121        48,790,357        11,568,823
                                                                 -------------     -------------     -------------     -------------

Net loss from operations                                           (1,189,284)       (3,245,432)      (48,786,745)      (11,566,530)

Other income (expense)
    Interest income                                                        --                --                --            18,659
    Interest expense                                                  (30,174)         (154,070)         (107,149)         (344,993)
    Loss on investments                                                    --                --                --          (233,770)
    Cancellation fee                                                       --                --                --          (526,212)
    Legal settlement                                                       --          (145,026)       (4,014,909)       (1,884,732)
                                                                 -------------     -------------     -------------     -------------

      Total other income (expense)                                    (30,174)         (299,096)       (4,122,058)       (2,971,048)
                                                                 -------------     -------------     -------------     -------------

Net loss before provision for income taxes                         (1,219,458)       (3,544,528)      (52,908,803)      (14,537,578)

Provision for income taxes                                                 --                --              (800)               --
                                                                 -------------     -------------     -------------     -------------

Net loss from continuing operations                                (1,219,458)       (3,544,528)      (52,909,603)      (14,537,578)

Discontinued operations
    Loss from discontinued gaming operations
      from January 1, 2001 to June 30, 2001
      (net of income tax benefit which is fully
      allowed for)                                                         --                --                --          (215,086)
    Estimated loss on disposal of gaming operations
      including losses during the phase-out period
      (net of income tax benefit which is fully allowed for)               --                --                --           (96,661)
                                                                 -------------     -------------     -------------     -------------
                                                                           --                --                --       (311,747.00)

Net loss                                                         $ (1,219,458)     $ (3,544,528)     $(52,909,603)     $(14,849,325)
                                                                 =============     =============     =============     =============

Earning per share
    Loss from continuing operations                              $      (0.03)     $      (1.03)     $      (2.84)     $      (5.13)
    Loss from discontinued operations                                      --                --                --             (0.08)
    Loss from abandonment of gaming operations                             --                --                --                --
                                                                 -------------     -------------     -------------     -------------
    Net loss                                                     $      (0.03)     $      (1.03)     $      (2.84)     $      (5.21)
                                                                 =============     =============     =============     =============

Basic and diluted weighted average
    common shares outstanding                                      46,120,364         3,430,585        18,647,008         2,836,334
                                                                 =============     =============     =============     =============

                                See Accompanying Notes to Financial Statements


                                                   eCONNECT
                                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                                 (UNAUDITED)

                                                            Common Stock
                                                       ---------------------  Additional                                  Total
                                                        Number of               Paid-in      Other      Accumulated   Stockholders'
                                                         Shares      Amount     Capital    Receivable     Deficit        Deficit
                                                       ----------- --------- ------------- ----------- -------------- --------------
Balance, December 31, 2001                               4,719,316 $   4,719 $ 154,434,273 $       --  $(164,662,671) $ (10,223,679)

 Common shares issued for cash to Alpha Venture
   Capital, Inc., net of offering costs of $266,674        266,688       267       462,533         --             --        462,800

 Common shares issued in satisfaction of advance
   on equity funding line                                   16,667        17        49,983         --             --         50,000

 Common shares issued for cash, net of
   offering costs of $301,678                            1,217,106     1,217       865,238         --             --        866,455

 Common shares issued for cash related to exercise of
   options and warrants, $0.01                             278,000       278       282,972         --             --        283,250

 Common shares issued in satisfaction of due to
   related party                                        30,173,846    30,174       480,606         --             --        510,780

 Common shares issued for stock based compensation      32,872,311    32,872     2,192,062         --             --      2,224,934

 Warrants granted for services                                  --        --    43,854,730         --             --     43,854,730

 Common shares issued for accounts payable               5,542,500     5,543       145,293         --             --        150,836

 Common shares issued for settlement liability           5,005,000     5,005     2,049,995         --             --      2,055,000

 Common shares issued for other receivable              18,000,000    18,000       176,600   (194,600)            --             --

 Common shares issued in satisfaction of notes
   payable, including interest of $122,517 and
   accrued liabilities of $36,900                          194,259       194       432,144         --             --        432,338

 Net loss                                                       --        --            --         --    (52,909,603)   (52,909,603)
                                                       ----------- --------- ------------- ----------- -------------- --------------

Balance, September 30, 2002                             98,285,693 $  98,286 $ 205,426,429 $ (194,600) $(217,572,274) $ (12,242,159)
                                                       =========== ========= ============= =========== ============== ==============

                                See Accompanying Notes to Financial Statements


                                              eCONNECT
                                       STATEMENTS OF CASH FLOW
                                            (UNAUDITED)
                                                                 For the nine months ended
                                                                       September 30,
                                                             --------------------------------
                                                                 2002               2001
                                                             -------------      -------------
Cash flows from operating activities:
     Net loss                                                $(52,909,603)      $(14,849,325)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Amortization and depreciation                             101,005            934,252
        Stock based compensation                               46,202,181          7,355,302
        Cancellation fee                                               --            526,212
        Loss on investments                                            --            233,770
        Estimated loss on disposal of gaming operations                --             96,661
     Changes in operating assets and liabilities:
        Change in accounts receivable                                  --             14,258
        Change in inventory                                        14,339                 --
        Change in deposit                                          24,819           (210,999)
        Change in receivable from equity funding line                  --            243,900
        Change in other assets                                    368,955             81,929
        Change in bank overdraft                                    3,299                 --
        Change in accounts payable                                442,521            533,235
        Change in accrued liabilities                             253,117            599,323
        Change in due to consultants                                   --             24,000
        Change in due to related parties                          416,678          1,042,172
        Change in deferred revenue                                   (674)                --
        Change in legal settlement liability                    3,258,500          1,640,000
                                                             -------------      -------------
              Net cash used by operating activities            (1,824,863)        (1,735,310)

Cash flows from investing activities:
     Purchase of fixed assets                                      (4,642)           (41,798)
                                                             -------------      -------------
              Net cash used by investing activities                (4,642)           (41,798)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                      399,000            337,500
     Principal payments on notes payable                         (182,000)          (906,000)
     Proceeds from issuance of common stock                     1,612,505          2,332,601
                                                             -------------      -------------
              Net cash provided by financing activities         1,829,505          1,764,101
                                                             -------------      -------------

Net change in cash                                                     --            (13,007)

Cash, beginning of period                                              --             13,007
                                                             -------------      -------------

Cash, end of period                                          $         --       $         --
                                                             =============      =============

Supplemental disclosure of cash flow:
     Cash paid for interest                                  $     46,105       $    107,000
                                                             =============      =============
     Cash paid for taxes                                     $         --       $         --
                                                             =============      =============

                           See Accompanying Notes to Financial Statements

                                              eCONNECT
                                STATEMENTS OF CASH FLOW (CONTINUED)
                                            (UNAUDITED)
                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2002             2001
                                                                                  -----------      -----------
Schedule of non-cash investing and financing activities:
     62,500 common shares issued in satisfaction
        of accounts payable                                                       $   117,956      $       --
                                                                                  ============     ===========

     20,000 common shares issued in satisfaction
        of due to related parties                                                 $    30,780      $       --
                                                                                  ============     ===========

     5,000 common shares issued in satisfaction
        of settlement liabilities                                                 $     5,000      $       --
                                                                                  ============     ===========

     68,000 common shares issued in satisfaction of notes payable,
        not including interest of $28,997                                         $    97,921      $       --
                                                                                  ============     ===========

     153,846 common shares issued in satisfaction
        of due to related parties                                                 $   300,000      $       --
                                                                                  ============     ===========

     16,667 common shares issued in satisfaction
        of advance on equity funding line                                         $    50,000      $       --
                                                                                  ============     ===========

     126,259 common shares issued in satisfaction of notes payable,
        not including interest of $93,520 and accrued liabilities of $36,900      $   175,000      $       --
                                                                                  ============     ===========

     5,480,000 common shares issued in satisfaction of accounts payable           $    32,880      $       --
                                                                                  ============     ===========

     5,000,000 common shares issued in satisfaction
        of settlement liabilities                                                 $ 2,050,000      $       --
                                                                                  ============     ===========

     30,000,000 common shares issued in satisfaction of
        of due to related parties                                                 $   180,000      $       --
                                                                                  ============     ===========

     18,000,000 common shares issued for other receivable                         $   194,600      $       --
                                                                                  ============     ===========

     25,015 common shares issued for receivable
        from equity funding line                                                  $        --      $  243,900
                                                                                  ============     ===========

     311,000 common shares issued for prepaid
        consulting services                                                       $        --      $5,266,550
                                                                                  ============     ===========

     80,000 common shares issued in satisfaction
        of due to related parties                                                 $        --      $3,696,243
                                                                                  ============     ===========

     24,000 common shares issued in satisfaction
        of due to consultants                                                     $        --      $2,020,447
                                                                                  ============     ===========

     20,000 common shares issued in satisfaction of
        due to related party related to exercise of warrants
        with a strike price of $0.04                                              $        --      $   85,000
                                                                                  ============     ===========

     167,199 common shares issued in satisfaction
        of advance on equity funding line                                         $        --      $1,497,477
                                                                                  ============     ===========

     376,732 common shares issued in satisfaction of
        due to related party, not including interest of $681,951                  $        --      $2,161,366
                                                                                  ============     ===========

     Warrants granted in satisfaction of promissory
        note payable, not including interest of $265,447                          $        --      $   60,000
                                                                                  ============     ===========

     33,333 common shares issued in satisfaction of
        promissory note payable, not including interest
        of $51,950                                                                $        --      $  100,000
                                                                                  ============     ===========

     11,600 common shares issued in satisfaction of
        accrued interest                                                          $        --      $   78,708
                                                                                  ============     ===========

     20,000 common shares issued in satisfaction of
        settlement liability                                                      $        --      $  257,072
                                                                                  ============     ===========

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

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.    LEGAL SETTLEMENT LIABILITIES

      a. 3PEA TECHNOLOGIES, INC. - During June 2002, the Company reached a settlement with 3Pea Technologies, Inc., a company substantially owned by the son-in-law of Thomas S. Hughes, former Chief Executive Officer and Director of the Company, whereby the Company agreed to issue 5,000,000 shares of the Company's common stock valued at $2,050,000 and two installments of $190,000 to be made during July 2002. During August, the Company issued the 5,000,000 shares in satisfaction of the $2,050,000 settlement liability. However, the son-in-law of Thomas S. Hughes is disputing the shares claiming they satisfy other consulting services provided by 3Pea Technologies, Inc. The Company does not acknowledge any such consulting contract and plans to review legal options regarding this matter. As of September 30, 2002, the Company's legal settlement liability balance to 3Pea Technologies, Inc. totaling $380,000 has been included as part of the legal settlement liability of $2,608,200 at September 30, 2002.

      b. FORMER PRESIDENT AND CHIEF OPERATING OFFICER FOR THE COMPANY - During March 2002, the Company made an installment payment of $30,000 to the former president and chief operating officer of the Company. As of September 30, 2002, the Company had a remaining unpaid balance of $820,000 which has been included as part of legal settlement liabilities totaling $2,608,200.

                                    eCONNECT
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    LEGAL SETTLEMENT LIABILITIES (continued)

      c. GOLDSTAKE ENTERPRISES, INC. - During the nine months ended September 30, 2002, the Company made installment payments totaling $126,500 to Goldstake Enterprises, Inc. As of September 30, 2002, the Company had a remaining unpaid balance of $353,200 which has been included as part of the total legal settlement liability of $2,608,200 at September 30, 2002.

            During June 2002, the Company reached an additional settlement with Goldstake Enterprises, Inc. and Las Vegas International Basketball League Franchise, LLC, whereby the Company agreed to pay $1,000,000 with interest commencing on August 1, 2003 at an annual interest rate of 8%. Monthly payments of $25,000 were scheduled to commence on August 1, 2002. As of September 30, 2002, the additional settlement of $1,000,000 has been included as part of legal settlement liabilities totaling $2,608,200. Pursuant to the settlement agreement, the Company issued 300,000 shares of the Company's common stock and will issue up to 30,000,000 additional shares of the Company's common stock to satisfy all remaining debts totaling $1,353,200 as of September 30, 2002, between the Company and Goldstake Enterprises, Inc.

      d. OTHER SETTLEMENTS - During the nine months ended September 30, 2002, the Company made installments totaling $20,000 related to other settlements. As of September 30, 2002, the Company had a remaining unpaid balance of $55,000 which has been included as part of the total legal settlement liability of $2,608,200 at September 30, 2002.

      3.    STOCK BASED COMPENSATION

      For the three months ended September 30, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $643,173 and $2,004,402, respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $46,202,181 and $7,355,302, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                     Three months ended September 30,                       Nine months ended September 30,
                              ----------------------------------------------       -----------------------------------------------
                                       2002                     2001                       2002                      2001
                              ----------------------  ----------------------       -----------------------  ----------------------
Consulting                    $             643,173   $           1,564,517        $            2,147,015   $           6,161,915
Penalty fee                                      --                      --                       292,500                      --
Legal settlement                                 --                      --                       337,735                      --
Finance fee                                      --                      --                    43,203,730                      --
Interest                                         --                 439,885                       221,201               1,193,387
                              ----------------------  ----------------------       -----------------------  ----------------------

     Total stock based
     compensation             $             643,173   $           2,004,402        $           46,202,181   $           7,355,302
                              ======================  ======================       =======================  ======================

                                    eCONNECT
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    RELATED PARTY TRANSACTIONS

      DUE TO RELATED PARTIES - As of September 30, 2002, due to related parties totaling $2,549,447 are comprised of the following:

            Common stock due to ET&T related 65,220 shares provided by
              ET&T for use by the Company                                       $      163,846

            Advances from ET&T, unsecured, bearing no interest                         119,170

            Advances from Alliance Equities (company controlled by Richard
              Epstein, a significant stockholder of the Company), unsecured, bearing
              no interest                                                              117,508

            Deposit related to the purchase of  eCashPad terminals                     250,000

            Value of remaining 18,000 common stocks and warrants for 25,000 shares of the Company's common stock to be issued to Paul Egan (a stockholder of the Company) related to the fiscal year
              1999 acquisition of Top Sports, S.A.                                     261,228

            Advances from an affiliate, unsecured, due on demand and bearing
              no interest                                                              709,785

            Advances from Paul Egan, unsecured, due on demand, and bearing
              no interest                                                              927,910
                                                                                ---------------

                  Total due to related parties                                  $    2,549,447
                                                                                ===============

      SATISFACTION OF DUE TO RELATED PARTIES - During February 2002, the Company issued 153,846 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $300,000. During July 2002, the Company issued 30,000,000 shares of the Company's common stock to satisfy balances due Alliance totaling $180,000. For the nine months ended September 30, 2002, the Company borrowed an additional $297,508 from Alliance. As of September 30, 2002, the balance due Alliance totaled $117,508. For the nine months ended September 30, 2002, the Company borrowed and additional $297,508 from Alliance.

      RICHARD EPSTEIN STOCK WARRANTS - During February 2002, Richard Epstein exercised stock warrants to purchase 680,000 shares of the Company's common stock for $68,000.

      During May 2002, Richard Epstein was granted 60,599,106 (post reverse stock split) warrants to purchase shares of the Company's common stock for 50% of the closing bid price and expire one year from grant date for a finance fee. The Company estimates the fair value of Mr. Epstein's stock warrants granted by using the Black-Scholes option pricing-model with the following weighted average assumptions; no dividend yield; expected volatility of 318%; risk free interest rates of 1.79%; and expected lives of 6 months. Accordingly, the Company recorded interest expenses under SFAS No. 123 relating to non-statutory stock warrants that became exercisable upon grant for $43,203,730 as of September 30, 2002.

      ET&T SUPER-VOTING RIGHTS - In February 2002, the board of directors of eConnect passed a resolution granting ET&T super-voting rights in keeping with the original formation of eConnect in February 1997. This allows ET&T, which is controlled by Thomas S. Hughes, former president, former director, and stockholder of the Company, to have a controlling vote on issues before the Board of Directors. During December 2002, the board of directors passed a resolution to rescind all super-voting rights granted to ET&T (see Note 9).

                                    eCONNECT
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    RELATED PARTY TRANSACTIONS (continued)

      PENALTY FEE - During February 2002, the Company issued 150,000 shares of the Company's common stock to Alliance in satisfaction of a penalty expense totaling $292,500. The Company agreed to pay Alliance a penalty of 150,000 shares due to delays in issuances of its common stock to Alliance.

5.    STOCK OPTIONS

      STOCK OPTIONS GRANTED TO CONSULTANTS - During January 2002, the Company granted stock options to purchase 210,000 shares of the Company's common stock with an exercise price equal to 50% of the closing bid price of its common stock upon the date of exercise. These stock options were granted in connection with a consulting agreement. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 297%; risk free interest rates of 1.689%; and an expected life of 2 months. Compensation under the grant totaled $651,000 for the nine months ended September 30, 2002. During February and March 2002, the 210,000 options were exercised for $215,250.

6.    FORMATION OF SUBSIDIARY

      eGS, INC. - During March 2002, the Company incorporated eGS, Inc. in the State of Nevada to serve as the Company's internet agent for future state regulated and licensed games of chance and skill. As of September 30, 2002, the Company owns approximately 70% of eGS, Inc. The remaining balance of 30% had been distributed pursuant to a stock dividend to all of its stockholders of record as of April 3, 2002. The stockholders received one common share of eGS, Inc. for every 100 pre-reverse split share held of the Company's common stock as of April 3, 2002. The Company intends to maintain a majority ownership of eGS, Inc. eGS, Inc. is in the start-up phase, therefore no revenue has been recorded and all start-up costs have been expensed. As of September 30, 2002, eGS, Inc. has no assets or liabilities.

7.    Going Concern

      The Company incurred a net loss of approximately $52,909,603 for the nine months ended September 30, 2002. The Company's current liabilities exceed its current assets by approximately $12,374,988 as of September 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and create their respective markets to generate future revenues. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.    OTHER MATTERS

      PACIFIC NAKON - During July 2002, the Company received a letter of intent from Pacific Nakon International, Inc. ("PNI") whereby PNI, in conjunction with Valet, Inc. and Electronic Valet Systems, Inc., proposed the following:

      (i) PNI would provide ownership of all equity interests in Valet, Inc. and Electronic Valet Systems, Inc. for the purpose of implementing this business transaction in exchange for the Company providing and installing 10,000 eCashPads
      (ii) The parties will create a new corporation to serve as the repository of the equity interest noted in the letter of intent with the ownership being negotiated in not less than 20 banking days
                                    eCONNECT
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    OTHER MATTERS (continued)

      (iii) PNI will issue to the Company $20,000,000 in asset backed corporate debentures for the purpose of enhancing the balance sheet of eConnect. Such bonds will have a term of seven years and shall earn interest at 8.5% per year to be payable in arrears

      (iv) All parties intend to pay a loan with an undisclosed balance and provide two bonds for totaling $7,000,000 to acquire all assets owned by F.F.S., LLC and their membership units (v) The Company will issue 22,000,000 share of common stock to the participating parties

      During July 2002 and September 2002, the Company issued 2,000,000 and 20,000,000 shares of the Company's common stock, respectively, to PNI in exchange for the $20,000,000 debentures. During October 2002, the Company rescinded its agreement with Pacific Nakon and returned $16,000,000 of the debentures to PNI. The Company has requested PNI to return the 22,000,000 shares. Due to the Company returning only $16,000,000 in debentures to PNI, the Company has recorded an other receivable totaling $194,600 for 18,000,000 shares as of September 30, 2002. The remaining $4,000,000 debentures were distributed for consulting services. Therefore, the Company recognized consulting fees totaling $24,000 for the remaining 4,000,000 shares of the Company's common stock.

      ELECTRONIC VALET SYSTEMS, INC. - During July 2002, the Company signed a letter of intent to establish a strategic agreement to develop a money transfer system between the United States and Mexico with Electronic Valet Systems, Inc. Upon signing the letter of intent, the Company agreed to pay $150,000 and issue 10,000,000 shares of the Company's common stock to Abelardo Castillo, Sr. of Electronic Valet Systems, Inc. On August 15, 2002 the Company is required pay an additional $3,000,000 to Electronic Valet Systems, Inc. with a final payment of $2,500,000 due 60 days from date of the strategic agreement. In the event of any breach of the agreement by the Company, the entire agreement will be cancelled without notice and all consideration will not be reimbursed to the Company. As of September 30, 2002, management of the Company has rescinded the agreement and no additional commitments by either party is required.

      TRANSACTION SYSTEMS, LLC - During July 2002, the Company signed a letter of intent with Transaction Systems, LLC, whereby the Company desires to acquire all membership units and an exclusive license for Merlin 2, ePos2, and Gaming Software in consideration of registered shares valued at $1,000,000 determined at the date of closing. Merlin2 is a web based front-end system for the loading and sale of prepaid cards. ePos2 is a point-of-sale software that allows prepaid cards to be sold and loaded in real time via Merlin2 interface. Gaming Software supports Internet gaming from the front-end to the back-end which allows casinos to create private label accounts and can interface with Merlin2 and allow customers to move their winnings to a debit card. As of September 30, 2002, management of the Company has rescinded the agreement and no additional commitments by either party is required.

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

                                    eCONNECT
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    OTHER MATTERS (continued)

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

      ALLEGATIONS OF VIOLATION OF SECURITIES LAW AND CONSENT DECREE OF 2000 - On August 7, 2002, Thomas S. Hughes, former Chief Executive Officer and Director of the Company, was served with a complaint by federal authorities alleging i) contempt of court pursuant to a permanent injunction issued on April 7, 2000 by issuing and/or approving issuance of false and misleading press releases and failing to disclose material facts in connection with the issuance of press releases and (ii) securities fraud in connection with the purchase and sale of the Company's common stock. Remedies sought in these proceedings include criminal and civil penalties and a bar from service as an officer or director of a publicly-traded company. During October 2002, Thomas S. Hughes resigned as Chief Executive Officer and Director of the Company (see Note 9). The loss of Mr. Hughes could have a material adverse impact on the Company's business and financial condition.

      STOCK DIVIDEND - During July 2002, the Company announced a 5% stock dividend to stockholders on record as of July 23, 2002. Additionally, the stock dividend of 45,223,898 shares is not subject to the 1-for-100 reverse split discussed in Note 1. Management of the company plans to register a Form SB-2 with the Securities Exchange Commission. The Company plans to distribute these shares upon the Securities Exchange Commission declaring the registration statement effective.

9.    SUBSEQUENT EVENTS

      STOCK ISSUANCES - During October 2002, the Company issued 16,750,000 shares of the Company's common stock to various consultants valued at $100,500.

      Also during October 2002, the Company issued 10,000,000 shares of the Company's common stock to ALC Capital, Inc. in exchange for a loan of $100,000. Through the date of this report, the Company has not received the funding and has placed an administrative hold with the stock transfer agent on these shares. Management of the Company will take necessary actions to collect the funding or have the shares returned.

      Also in October, the Company issued 3,000,000 restricted shares of the Company's common stock to Maximus Investments, Inc. in exchange for a loan of $40,000. Through the date of this report, the Company has not received the funding and has put a stop to the 3,000,000 share issuance. Management of the Company will take necessary actions to collect the funding or have the shares returned.

      During November, the Company issued 5,000,000 shares of the Company's common stock to Richard Epstein for satisfaction of due to related parties totaling $30,000.

      RESIGNATION OF THOMAS S. HUGHES - During October 2002, Thomas S. Hughes resigned as Chief Executive Officer and Director of the Company.

      RESCISSION OF ET&T super-voting rights - During December 2002, the Company's board of directors passed a resolution whereby all super-voting rights (see Note 4) held by ET&T, a company controlled by former Chief Executive Officer Thomas S. Hughes.

ITEM 2. PLAN OF OPERATION

TWELVE MONTH PLAN OF OPERATION.

Over the next twelve months, the Company intends to continue pursuit of its primary goal of realizing a meaningful mass of merchants, consumers and transaction processors that utilize the Company's solutions. The Company plans to position its solutions and services to these target constituents as a means of:

o Reducing transaction related risks, including fraud, chargebacks and repudiation

o Reducing transaction processing costs for merchants, processors and acquirers

o     Potentially reducing costs for card issuers

o     Increasing convenience for consumers

o     Increasing a sense of financial and identity security for consumers

o     Increasing customer retention for merchants

o     Increasing customer retention rates for processors

o     Decreasing customer acquisition rates, and costs, for online merchants

To realize this goal, and effectively position the Company's solutions in the marketplace, a number of supporting objectives must be accomplished. These goals can be categorized into four functional areas, management, marketing, finance, and product development. While growing the Company's capacity and effectiveness in each of these areas is critical to realizing growth, the Company believes that the most important objective is building a core management team that shares common values. Specifically, the Company is looking to engage professionals as officers and managers that represent a high degree of technical and professional excellence, have built their careers and lives on a solid moral and ethical foundation and have the passion and drive required to see new products, such as those offered by the Company, become commercially successful. The Company began undertaking steps to engage such a management team in the third quarter of 2002. Another critical component of the Company's plans for the coming 12 months involves building a sales and marketing infrastructure that complements its products and industry. As a new type of product, in an evolving industry, effectively building such an infrastructure is very challenging. The Company believes that multiple parties stand to benefit from its eCashpad, Bank Eyes Only and other remote, secure Point of Sale (POS) payment and transaction processing solutions. While the number of potential beneficiaries perceived by the Company suggests a number of opportunities, pursuing each of these opportunities, and the channels required to successfully convert these opportunities into revenue, involves substantial capital and savvy. The Company plans to pursue partnerships with a mix of distribution channels over the next twelve months in hopes of accelerating awareness, interest and desire for its products amongst the perceived beneficiaries of its solutions and services.

Pursuing each of the Company's objectives will require additional financing. Failure to attract a capable management and build an effective marketing infrastructure will likely result in unfavorable terms for such financing, if any such financing is available at all under such circumstances. To this end, the Company plans to keep its organization focused on the primary goal operational goals, with the hope that such a focus will expand the range of financing alternatives available as milestones are met. There can be no assurance that meeting the Company's operational milestones will in fact result in the growth of its financing alternatives. The final functional area planned to impact the Company's primary goal is product development. For much of the Company's history, product development consumed a large share of available resources, including financial and human capital. Although important developments and updates to the Company's secure transaction and payment processing solutions have occurred throughout the Company's history, a certain degree of continued development will be required in the coming 12 months to acquire and maintain the Company's anticipated competitive advantages.

Each of the preceding objectives a great deal of risk, and no assurance can be given that any of these objectives will be successfully met, or that meeting such objectives will result in accomplishing the Company's primary goal. In fact, the risks and costs of pursuing these objectives could potentially result in material adverse impacts to the Company's financial position and results from operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

Sales of unregistered securities occurring on or before June 30, 2002, have been previously reported.

ALC CAPITAL INC              7243-9     10/8/2002   10,000,000 valued at $60,000

MAXIMUS INVESTMENTS INC      7244-7     10/8/2002    3,000,000           $18,000

No commissions or fees were paid in connection with these sales. These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D, and similar provisions under state securities laws and regulations by the fact that:

... The sales were made to sophisticated investors as defined in Rule 502;

... The information specified in paragraph (b)(2)(ii)(B) and paragraph
   (b)(2)(ii)(C) of this section was provided to each investor;

... The company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information that the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished;

... At a reasonable time prior to the sale of securities, the company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)(2) of this section;

... Neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising;

... The company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

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

                                    eConnect

Dated:  January 13, 2002            By: /s/ Christopher A. Jenson
                                        ------------------------------------
                                        Christopher A. Jenson, Chairman, CEO

                                        /s/ Gilbert Serrano
                                        ----------------------------
                                        Gilbert Serrano, Chief Operating Officer


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Christopher A. Jenson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of eConnect, Inc. on Form 10-QSB for the quarterly period ended September 30, 2002, fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of eConnect, Inc.


                                       By:  /s/ Christopher A. Jenson
                                            ----------------------------
                                            Christopher A. Jenson, Chairman, CEO



eConnect currently has no chief financial officer.

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

10.1 Purchasing Agreement between the company and 3Pea Technologies, Inc., dated June 19, 2001 (incorporated by reference to Exhibit 10.56 of the Form SB-2 filed on July 30, 2001).