Form 10QSB/A
period 2002-09-30
ECONNECT
filed 2003-01-23
CIK 911934

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________

                        COMMISSION FILE NUMBER: 33-68570

                                    eConnect
             (Exact name of registrant as specified in its charter)

                Nevada                                        43-1239043
(State or jurisdiction of incorporation                     I.R.S. Employer
           or organization)                               Identification No.)

               1010 N. Central Ave.
               Glendale, California                              91202
       (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number:  909-246-9212

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

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS                                           3

         BALANCE SHEET AS OF SEPTEMBER 30, 2002                         3

         STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2002 AND 2001                              4

         STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                  5

         STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2002 AND 2001                              6

         NOTES TO FINANCIAL STATEMENTS                                  8

ITEM 2.  PLAN OF OPERATION                                             14

PART II - OTHER INFORMATION                                            15

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURE                                                              17
                                    eCONNECT
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                 September 30,
                                                                     2002
                                                                 --------------
                                     ASSETS

Current assets
      Inventory                                                  $     165,680
                                                                 --------------
           Total current assets                                        165,680

Fixed assets, net                                                      131,275

Other assets
      Other assets                                                       1,554
                                                                 --------------
           Total other assets                                            1,554
                                                                 --------------

Total assets                                                     $     298,509
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                             $      33,522
      Accounts payable                                               2,419,197
      Accrued liabilities                                            3,288,434
      Due to related parties                                         2,549,447
      Legal settlement liabilities                                   2,608,200
      Advance on equity funding line                                        --
      Notes payable                                                  1,641,868
                                                                 --------------
           Total current liabilities                                12,540,668
                                                                 --------------

           Total liabilities                                        12,540,668

Commitments and contingencies                                               --

Stockholders' deficit
      Common stock; $.001 par value; 910,000,000
         shares authorized, 99,687,059 shares issued
         and 98,285,693 shares outstanding                              98,286
      Additional paid-in capital                                   205,426,429
      Other receivable                                                (194,600)
      Accumulated deficit                                         (217,572,274)
                                                                 --------------
           Total stockholders' deficit                             (12,242,159)
                                                                 --------------

           Total liabilities and stockholders' deficit           $     298,509
                                                                 ==============

                 See Accompanying Notes to Financial Statements


                                                   eCONNECT
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                 --------------------------------- ---------------------------------
                                                                      2002             2001              2002              2001
                                                                 -------------     -------------     -------------     -------------
Revenue                                                          $        615      $        689      $      9,626      $      2,293

Cost of revenue                                                         1,710                --             6,014                --
                                                                 -------------     -------------     -------------     -------------

      Gross income (loss)                                              (1,095)              689             3,612             2,293

Operating expenses
    Stock based compensation and expenses                             643,173         2,004,402        46,202,181         7,355,302
    Bad debts                                                          20,483            44,101            20,483            44,101
    Consulting                                                        151,059           368,638         1,097,633           713,082
    Public relations & advertising                                     25,612            15,201           398,202            98,361
    Professional fees                                                  27,803             3,112           108,887           344,769
    Research and development                                              500                15            26,890            54,315
    Wages                                                              68,209           388,340           232,595         1,387,704
    Amortization and depreciation                                      55,518           262,784           101,005           934,252
    General and administrative                                        195,832           159,528           602,481           636,937
                                                                 -------------     -------------     -------------     -------------

      Total operating expenses                                      1,188,189         3,246,121        48,790,357        11,568,823
                                                                 -------------     -------------     -------------     -------------

Net loss from operations                                           (1,189,284)       (3,245,432)      (48,786,745)      (11,566,530)

Other income (expense)
    Interest income                                                        --                --                --            18,659
    Interest expense                                                  (30,174)         (154,070)         (107,149)         (344,993)
    Loss on investments                                                    --                --                --          (233,770)
    Cancellation fee                                                       --                --                --          (526,212)
    Legal settlement                                                       --          (145,026)       (4,014,909)       (1,884,732)
                                                                 -------------     -------------     -------------     -------------

      Total other income (expense)                                    (30,174)         (299,096)       (4,122,058)       (2,971,048)
                                                                 -------------     -------------     -------------     -------------

Net loss before provision for income taxes                         (1,219,458)       (3,544,528)      (52,908,803)      (14,537,578)

Provision for income taxes                                                 --                --              (800)               --
                                                                 -------------     -------------     -------------     -------------

Net loss from continuing operations                                (1,219,458)       (3,544,528)      (52,909,603)      (14,537,578)

Discontinued operations
    Loss from discontinued gaming operations
      from January 1, 2001 to June 30, 2001
      (net of income tax benefit which is fully
      allowed for)                                                         --                --                --          (215,086)
    Estimated loss on disposal of gaming operations
      including losses during the phase-out period
      (net of income tax benefit which is fully allowed for)               --                --                --           (96,661)
                                                                 -------------     -------------     -------------     -------------
                                                                           --                --                --       (311,747.00)

Net loss                                                         $ (1,219,458)     $ (3,544,528)     $(52,909,603)     $(14,849,325)
                                                                 -------------     -------------     -------------     -------------

Earning per share
    Loss from continuing operations                              $      (0.03)     $      (1.03)     $      (2.84)     $      (5.13)
    Loss from discontinued operations                                      --                --                --             (0.08)
                                                                 -------------     -------------     -------------     -------------
    Net loss                                                     $      (0.03)     $      (1.03)     $      (2.84)     $      (5.21)
                                                                 =============     =============     =============     =============

Basic and diluted weighted average
    common shares outstanding                                      46,120,364         3,430,585        18,647,008         2,836,334
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

                                                            Common Stock
                                                       ---------------------  Additional                                  Total
                                                        Number of               Paid-in      Other      Accumulated   Stockholders'
                                                         Shares      Amount     Capital    Receivable     Deficit        Deficit
                                                       ----------- --------- ------------- ----------- -------------- --------------
Balance, December 31, 2001                               4,719,316 $   4,719 $ 154,434,273 $       --  $(164,662,671) $ (10,223,679)

 Common shares issued for cash to Alpha Venture
   Capital, Inc., net of offering costs of $266,674        266,688       267       462,533         --             --        462,800

 Common shares issued in satisfaction of advance
   on equity funding line                                   16,667        17        49,983         --             --         50,000

 Common shares issued for cash, net of
   offering costs of $301,678                            1,217,106     1,217       865,238         --             --        866,455

 Common shares issued for cash related to exercise of
   options and warrants, $0.01                             278,000       278       282,972         --             --        283,250

 Common shares issued in satisfaction of due to
   related parties                                      30,173,846    30,174       480,606         --             --        510,780

 Common shares issued for stock based compensation      32,872,311    32,872     2,192,062         --             --      2,224,934

 Warrants granted for services                                  --        --    43,854,730         --             --     43,854,730

 Common shares issued for accounts payable               5,542,500     5,543       145,293         --             --        150,836

 Common shares issued for settlement liability           5,005,000     5,005     2,049,995         --             --      2,055,000

 Common shares issued for other receivable              18,000,000    18,000       176,600   (194,600)            --             --

 Common shares issued in satisfaction of notes
   payable, including interest of $122,517 and
   accrued liabilities of $36,900                          194,259       194       432,144         --             --        432,338

 Net loss                                                       --        --            --         --    (52,909,603)   (52,909,603)
                                                       ----------- --------- ------------- ----------- -------------- --------------

Balance, September 30, 2002                             98,285,693 $  98,286 $ 205,426,429 $ (194,600) $(217,572,274) $ (12,242,159)
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

2.    LEGAL SETTLEMENT LIABILITIES

      a. 3PEA TECHNOLOGIES, INC. - During June 2002, the Company reached a settlement with 3Pea Technologies, Inc., a company substantially owned by the son-in-law of Thomas S. Hughes, former Chief Executive Officer and Director of the Company, whereby the Company agreed to issue 5,000,000 shares of the Company's common stock valued at $2,050,000 and two cash payments of $190,000 to be made during July 2002. During August, the Company issued the 5,000,000 shares in satisfaction of the $2,050,000 settlement liability. However, the son-in-law of Thomas S. Hughes is disputing the settlement claiming they satisfy other consulting services provided by 3Pea Technologies, Inc. The Company does not acknowledge any such consulting contract and plans to review legal options regarding this matter. As of September 30, 2002, the Company's legal settlement liability balance to 3Pea Technologies, Inc. totaling $380,000 has been included as part of the legal settlement liability of $2,608,200 at September 30, 2002.

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

      ELECTRONIC VALET SYSTEMS, INC. - During July 2002, the Company signed a letter of intent to establish a strategic agreement to develop a money transfer system between the United States and Mexico with Electronic Valet Systems, Inc. Upon signing the letter of intent, the Company was required to pay $150,000 and issue 10,000,000 shares of the Company's common stock to Abelardo Castillo, Sr. of Electronic Valet Systems, Inc. On August 15, 2002 the Company is required pay an additional $3,000,000 to Electronic Valet Systems, Inc. with a final payment of $2,500,000 due 60 days from date of the strategic agreement. In the event of any breach of the agreement by the Company, the entire agreement will be cancelled without notice and all consideration will not be reimbursed to the Company. As of September 30, 2002, no cash payments or stock issued since management of the Company has rescinded the agreement and no additional commitments by either party is required.

      TRANSACTION SYSTEMS, LLC - During July 2002, the Company signed a letter of intent with Transaction Systems, LLC, whereby the Company desires to acquire all membership units and an exclusive license for Merlin 2, ePos2, and Gaming Software in consideration of shares of the Company's common stock valued at $1,000,000 determined at the date of closing. Merlin2 is a web based front-end system for the loading and sale of prepaid cards. ePos2 is a point-of-sale software that allows prepaid cards to be sold and loaded in real time via Merlin2 interface. Gaming Software supports Internet gaming from the front-end to the back-end which allows casinos to create private label accounts and can interface with Merlin2 and allow customers to move their winnings to a debit card. As of September 30, 2002, management of the Company has rescinded the agreement and no additional commitments by either party is required.

      eCONNECT FINANCIAL - During July 2002, the Company entered into an agreement with Alan J. Conner & Associates to jointly form eConnect Financial to operate an Internet Bank under a joint venture with InterState Net Bank. eConnect Financial will issue sub prime credit cards, credit insurance and open bank accounts through eCashPad users with Allan
      J. Conner acting as the president. The agreement required the Company to fund $1,500,000 by August 2, 2002 with $500,000 to be allocated towards the purchase of capital stock in Interstate Net Bank and $1,000,000 allocated towards operations of the venture. Additionally, the Company will grant 10,000,000 warrants to purchase shares of the Company's common stock for 25% below the close bid price on the 15th day of each month for 12 months from the effective date of the agreement. The venture will be divided into two divisions: Division I consisting of the sub prime credit card division with 70% owned by Allan J. Conner & Associates, 20% owned by the Company and 10% owned by PNI; Division II consisting of the eCashPad universal usage with 70% owned by the Company, 20% owned by Allan J. Conner & Associates and 10% owned by PNI. The Company did not meet the funding requirements pursuant to the agreement, therefore the agreement has been cancelled and no additional commitments by Alan J. Conner & Associates are required.

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

      ALLEGATIONS OF VIOLATION OF SECURITIES LAW AND CONSENT AGREEMENT OF 2000 - On August 7, 2002, Thomas S. Hughes, former Chief Executive Officer and Director of the Company, was served with a complaint by federal authorities alleging i) contempt of court pursuant to a permanent injunction issued on April 7, 2000 by issuing and/or approving issuance of false and misleading press releases and failing to disclose material facts in connection with the issuance of press releases and (ii) securities fraud in connection with the purchase and sale of the Company's common stock. Remedies sought in these proceedings include criminal and civil penalties and a bar from service as an officer or director of a publicly-traded company. During October 2002, Thomas S. Hughes resigned as Chief Executive Officer and Director of the Company. The loss of Mr. Hughes could have a material adverse impact on the Company's business and financial condition.

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

      During December, the Company issued 5,000,000 shares of the Company's common stock to Richard Epstein for satisfaction of due to related parties totaling $30,000.

      RESCISSION OF ET&T super-voting rights - During December 2002, the Company's board of directors passed a resolution whereby all super-voting rights (see Note 4) held by ET&T, a company controlled by former Chief Executive Officer Thomas S. Hughes were rescinded.

ITEM 2. PLAN OF OPERATION

         The Company has recently undergone significant changes, including replacement of the senior management. As previously announced, in October 2002, Thomas S. Hughes resigned as Chairman and Chief Executive Officer of the Company. The Company has retained Christopher A. Jenson as CEO and Chairman. Gilbert Serrano has also joined the Company, and will take the position of Chief Operating Officer. The Company has left the San Pedro location and has relocated its headquarters to 1010 North Central Avenue, Glendale, California 91202.


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

                                    eConnect

Dated:  January 21, 2002            By: /s/ Christopher A. Jenson
                                        ------------------------------------
                                        Christopher A. Jenson, Chairman, CEO

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


                                   By:  /s/ Christopher A. Jenson
                                        ----------------------------
                                        Christopher A. Jenson, Chairman, CEO

                                        /s/ Gilbert Serrano
                                        ----------------------------
                                        Gilbert Serrano, Chief Operating Officer



                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Christopher A. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eConnect;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: January 14, 2003

/s/ Christopher A. Jensen
Christopher A. Jensen
Chief Executive Officer




eConnect currently has no chief financial officer.

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

10.1 Purchasing Agreement between the company and 3Pea Technologies, Inc., dated June 19, 2001 (incorporated by reference to Exhibit 10.56 of the Form SB-2 filed on July 30, 2001).