Form 10KSB
period 2002-12-31
EYE CASH NETWORKS INC
filed 2004-09-22
CIK 911934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO
                                    -----------------    ------------------

                          COMMISSION FILE NO.
                                             ---------------

                             EYECASH NETWORKS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                431239043
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                Hughes I Center
                      3960 Howard Hughes Parkway 5th Floor
                      Las Vegas Nevada Phone 702-990-3632
                     --------------------------------------
                    (Address of principal executive offices)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

            Title of class: Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year (2002): $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 14, 2004 was $436,915. The number of shares outstanding of each of the issuer's classes of common equity, as of September 14, 2004, is 436,915,587 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            EyeCash Networks, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Description of Business............................................  2
Item 2.   Description of Properties..........................................  3
Item 3.   Legal Proceedings..................................................  3
Item 4.   Submission of Matters to a Vote of Security Holders................  3

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder Matters
          and Small Business Purchases of Equity Securities..................  4
Item 6.   Management's Discussion and Analysis or Plan of Operation..........  7
Item 7.   Financial Statements...............................................  8
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  8
Item 8A.  Controls and Procedures............................................  8

                                    PART III
Item  9.  Directors and Executive Officers of the Registrant.................  9
Item 10.  Executive Compensation............................................. 10
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters......................... 10
Item 12.  Certain Relationships and Related Transactions..................... 11
Item 13.  Exhibits, Lists and Reports on Form 8-K............................ 12
Item 14.  Principal Accountant Fees and Services............................. 12

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Description of business - EyeCash Networks, (formerly eConnect) (the "Company") currently has one division which is focused on the development of the Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT") industry, which consists of the fully operational terminal, the eCash Pad, affecting Internet ATM card with PIN, credit card, smart card transactions, and generating a fee per transaction for the Company.

     History - EyeCash Networks, Inc. (formerly eConnect) was originally incorporated in the State of Missouri on September 1, 1981 under the name of Handy-Top, Inc. The Company underwent several name changes until May 1993, when it changed its name to Leggoons, Inc. and continued as a shell corporation with no business operations.

     In February 1997, the Company entered into an agreement to license assets from Electronic Transaction Technology ("ET&T"), formerly known as Home Point of Sales, Inc., for the purpose of licensing certain technology for the development of PERFECT. ET&T is a privately held corporation with a majority interest owned by Thomas S. Hughes, Former President of the Company. This technology developed by ET&T would provide consumers with the option to instantly pay bills or make purchases from home with real-time cash transactions. In March 1997, Thomas S. Hughes, Chairman of ET&T, was elected the Chairman and President of the Company and concurrently changed the Company's name to Betting, Inc.

     In May 1999, an Agreement and Plan of Merger was consummated between the Company and Betting, Inc., a non-operating privately held Nevada corporation ("Betting-Nevada") to effectuate re-domicile of the Company to the State of Nevada, whereby no shares were issued between companies. The accounting for the merger is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of EyeCash Networks, Inc.

     In June 1999, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to eConnect. In November 2000, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 300,000,000. In July 2001, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 500,000,000. In January 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 700,000,000. In March 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 750,000,000. In March 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to EyeCash Networks, Inc.

In July 2002, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the acompanying financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split as if such forward stock split occurred as of the Company's date of inception. The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

     The company currently leases office space at Hughes I Center, 3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada. Phone 702-990-3632.



ITEM 3. LEGAL PROCEEDINGS.

     Legal proceedings - A former consultant and note holder commenced litigation against the Company. In February 2004, a judgment was entered against the Company in favor of the individual which, after including statutory accrued interest, exceed $15,000,000 and shares of the Company's common stock of approximately 67,000,000. Further, as of the date of the judgment, the Company is prohibited from issuing shares of the Company's stock, granting warrants or options, or any transfer of stock, until such time the individual receives the required shares. The Company's management intends to defend itself vigorously against this judgment on the basis that the judgment was not properly served upon the Company. The Company's management feels the final outcome cannot be reasonably estimated and has therefore not accrued a liability. However, an unfavorable resolution could substantially affect the results of operations or cash flows for the years in which the matter is resolved.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Please refer to the Schedule 14A Definitive Proxy Statement filed with the SEC on January 18, 2002. Also refer to the Definitive Information Statement filed with the Commission on July 1, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol ECNI. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for the Company's common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions. Trading on the OTCBB commenced September 19, 2002. Stock Prices in 2002 reflect 100-1 reverse stock split that took place in July of 2002.


                                                               High        Low
                                                              -------    -------
Fiscal Year Ended December 31, 2002:
   First Quarter                                               $4.90       $1.90
   Second Quarter                                              $2.40       $ .25
   Third Quarter                                               $2.00       $0.65
   Fourth Quarter                                              $0.65       $0.05
Fiscal Year Ended December 31, 2001:
   First Quarter                                               $0.24       $0.05
   Second Quarter                                              $0.17       $0.03
   Third Quarter                                               $0.30       $0.06
   Fourth Quarter                                              $0.29       $0.15


STOCKHOLDERS OF RECORD

As of September 14, 2004, the Company had approximately 1760 stockholders of record.

DIVIDENDS

The Company has never declared or paid any dividends on its common stock. The Company currently intends to retain any earnings for use in the business and therefore does not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, and if, declared by the Board of Directors.
The Company has not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors, which the Board of Directors deems relevant.

UNREGISTERED SALES OF SECURITIES DURING THE YEAR COVERD BY THIS REPORT:


STOCK OPTIONS AND WARRANTS

     $100.00 Stock warrants - During the year ended December 31, 2002 and 2001, the Company granted approximately -- and 10,500, respectively, stock warrants with an exercise price of $100.00 ($100.00 warrants) per share of its common stock. These stock warrants were granted in connections with common stocks sold, consulting services rendered, satisfaction of debts, and legal settlements during fiscal year ended 2002 and 2001. Stock warrants related to 271,400 shares were exercisable upon issuance expiring at various dates ranging from June 2002 through October 2003. Stock warrants related to 10,500 shares were exercisable upon issuance with no expiration dates. The following table summarizes the Company's $100.00 stock warrants activity:



                                                      Number of     Exercise
                                                      Warrants       Price
                                                      ---------    ---------
     Balance, December 31, 1999                             --            --
              Warrants granted                         271,400     $  100.00
              Warrants canceled                             --            --
              Warrants expired                              --            --
              Warrants exercised                            --            --
                                                      --------     ---------
     Balance, December 31, 2000                        271,400        100.00
              Warrants granted                          10,500       100.00
              Warrants canceled                             --            --
              Warrants expired                              --            --
              Warrants exercised                            --            --
                                                      --------     ---------
     Balance, December 31, 2001                        281,900        100.00
              Warrants granted                              --            --
              Warrants canceled                             --            --
              Warrants expired                         167,676        100.00
              Warrants exercised                            --            --
                                                      --------     ---------
     Balance, December 31, 2002                        114,224     $  100.00
                                                      ========     =========

The Company estimates the fair value of $100.00 warrants granted to consultants by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2002 and 2001; no dividend yield;
expected volatility of --% and 316%, respectively; risk free interest rates of --% and 5.6%, respectively; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consultant expenses under SFAS
No. 123 relating to non-statutory stock options that became exercisable upon grant in 2002 and 2001 for approximately $-- and $275,000, respectively, as of December 31, 2002 and 2001.

The following table summarizes information about warrants granted during the year ended December 31, 2002:

                               Exercise Price
                              Equals, Exceeds or
             Number of        is Less Than Mkt.        Weighted                             Weighted
          Options Granted       Price of Stock         Average           Range of           Average
            During 2002         on Grant Date       Exercise Price    Exercise Price       Fair Value
         ----------------     -----------------     --------------     -------------     --------------
                       --          Equals           $           --     $          --     $          --
                       --          Exceeds          $           --     $          --     $          --
               60,599,106         Less Than         $         0.50     $ 0.05 - 0.50     $        0.71
         ----------------                           --------------     -------------     -------------
               60,599,106                           $         0.50     $        2.00     $        0.71
         ================                           ==============     =============     =============

Sale of Unregistered Securities

In February 2002, the Company issued 153,846 shares of common stock to Richard
Epstein for satisfaction of balances owed totaling $458,441, including interest of $158,441.

In February 2002, the Company issued 196,194 shares of common stock to Richard
Epstein and Alliance Equities for cash totaling $381,600, including the exercise of warrants to purchase 68,000 shares of common stock for $68,000.

During February 2002, the Company issued 150,000 shares of the Company's common stock to Alliance in satisfaction of a penalty expense totaling $446,981. The
Company agreed to pay Alliance a penalty of 15,000,000 shares due to delays in issuances of its common stock to Alliance.

                                       5

In February 2002, the Company issued 20,000 shares of common stock to a shareholder and consultant for services totaling $48,856.

In March 2002, the Company issued 61,500 shares of common stock to various shareholders and consultants for services totaling $137,423.

In March 2002, the Company issued 35,000 shares of common stock to various noteholders for interest totaling $73,521.

In March 2002, the Company issued 15,000 shares of common stock to Richard Epstein for services totaling $31, 903.

In March 2002, the Company issued 100,000 shares of common stock to Richard Epstein for cash totaling $80,000.

In April 2002, the Company issued 60,000 shares of common stock in satisfaction of notes payable totaling $120,577, including interest of $7,339.

In April 2002, the Company issued 62,500 shares of common stock in satisfaction of accounts payable totaling $125,148, including interest of $7,192.

In March 2002, the Company issued 35,000 shares of common stock to a noteholder for interest totaling $29,375.

In May 2002, the Company issued 62,000 shares of common stock to various stockholders and consultants for services totaling $99,286.

In May 2002, the Company issued 20,000 shares of common stock to ET&T, a company controlled by former President Thomas Hughes, in satisfaction of balances owed totaling $33,132, including interest of $2,352.

In June 2002, the Company issued 14,200 shares of common stock to various stockholders and consultants for services totaling $13,825.

In June 2002, the Company issued 300,000 shares of common stock to an individual and to Goldstake Enterprises for legal settlement totaling $274,706. In July 2002, the Company issued 30,000,000 shares of common stock to Richard Epstein in satisfaction of balance owed totaling $570,000, including interest of $390,000.

In August 2002, the Company issued 5,000,000 shares of common stock to 3Pea Technologies, Inc. in satisfaction of a settlement liability totaling 2,050,000.

During July 2002 and September 2002, the Company issued 2,000,000 and 20,000,000 shares of the Company's common stock, respectively, to Pacific Nakon International, Inc. in exchange for the $20,000,000 debentures. During October 2002, the Company rescinded its agreement with Pacific Nakon and returned $16,000,000 of the debentures to PNI. The Company has requested PNI to return the 22,000,000 shares. Due to the Company returning only $16,000,000 in debentures to PNI, the Company has recorded an other receivable totaling

$194,600 for 18,000,000 shares as of September 30, 2002. The remaining $4,000,000 debentures were distributed for consulting services. Therefore, the Company recognized consulting fees totaling $24,000 for the remaining 4,000,000 shares of the Company's common stock.

In October 2002, the Company issued 13,000,000 shares of common stock to various entities for services totaling $78,000.

In November 2002, the company issued 5,000,000 shares of the Company's common stock to for services totaling $35,000.

In January 2003, the Company issued 5,000,000 shares of common stock to Richard Epstein in satisfaction of balances owed totaling $35,000, including interest of $11,500.

In February 2003, the Company issued 500,000 shares of common stock to an individual for services totaling $1,850.


ITEM 6.  PLAN OF OPERATION

EyeCashNetworks is seeking additional oppurtunities and new technologies in the pursuit of leading edge solutions in providing enhanced customer security for consumers making transactions on and off the internet with their customers. Furthermore, EyeCashNetworks is seeking out partnerships, joint ventures and alliances with companies who have technologies that are synergistic with EyeCashNetworks in providing superior payment solutions and more efficient ways of doing business transactions. These entities and other resources will provide operating capital for the coming year. Presently, no changes in the number of employees is planned.

ADDITIONAL FINANCING.

The Company will require additional financing to achieve growth in operations and to support working capital requirements. We may seek additional financing through private placements of debt or equity financing.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We are subject to many risks factors mentioned elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS financial statements required in this section appear after the signatures below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, (the "Evaluation Date"), has concluded that, as of the Evaluation Date, The Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.

FINANCIAL REPORTING PROCEDURES AND OPERATING PROCEDURE

During the first quarter of 2004, the Company initiated an overall assessment of the effectiveness of internal control over financial reporting and general operations. As a result of the assessment, the following actions are planned by our Board of Directors to strengthen the Company's financial reporting processes and operating procedure:

         o Adoption of a policy relating to the pre-approval of related party transactions and parameters of related party transactions.

         o Amend the by-laws to require unanimous board approval for stock issuances, expenditures or commitments greater than $10,000, and material contracts.

         o        Adopt an Insider Trading Policy.

         o Adopt guidelines for identifying and evaluating nominees for directorships.

         o Adopt guidelines relating to audit oversight until the Company has independent directors and an audit committee is established.

BOARD NOMINATIONS

A nominating committee has not been established due to the small size of the Company and its board. Until a nominating committee is established the nominating decisions are made by board of directors. The board will actively seek independent directors and will review and evaluate stockholder recommendations for nominees along with other candidates with the same criteria. The board seeks candidates with mature business judgment, financial acumen and may also seek specific industry or technical skills that can complement those held by management. The board also requires high ethical standards and successful experience with public and growth companies. The board will consider written nominee recommendations by a stockholder who has owned at least 2% of Company's common stock for one year.

STOCKHOLDER COMMUNICATIONS

Stockholders may communicate with directors by sending a written communication to the attention of the Secretary of the Company at the Company's executive offices. All communication will be forwarded directly to the intended recipients.

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding Company.

During the past year no stockholder, or group of stockholders, who beneficially owns more than five percent of the Company's voting stock for at least one year, recommended an individual for nomination to the board of directors and no third party assisted in identifying or evaluating nominees in exchange for a fee.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT BIOGRAPHIES

CEO (acting) - Chris Jensen: Mr. Jensen has served as an adviser to EyeCashNetworks and has been a key contributor to the development of eCashPad, the Company's proprietary full service Point of Sale (POS) terminal that facilitates secure Internet transactions from the home.

Prior to his appointment as acting CEO, Mr. Jensen provided marketing strategies and investment capital for several early stage companies. He has also served on the Board of Directors of ESP Electronics for the past ten years. Earlier in his career, Mr. Jensen spent 16 years with Pfizer Pharmaceuticals, a Fortune 100 company. During his years with Pfizer, Mr. Jensen was one of the leading sales managers, overseeing, hiring and training more than 200 employees and winning prestigious recognition awards for his performance.

COO - Gilbert Serrano: Mr. Serrano joins EyeCashNetworks with more than twenty years of experience. He currently serves as President of 2animate.com, Inc., a developer of multimedia solutions. Prior to 2animate.com, Mr. Serrano spent five years with Walt Disney World as manager of retail operations and then manager of sports merchandise planning and development. From 1985 to 1994, Mr. Serrano was Chief Executive Officer of Sun-Gill Industries, a manufacturer of children and adult sportswear. During his tenure at Sun-Gill, Mr. Serrano oversaw the operations of a company with six divisions, over 300 employees and sales of more than $20 million annually.


Vice President of Business Development - Don Yarter: With 20 years of sales, marketing and business management experience, he is a progressive strategist and builder of dynamic cohesive management teams specializing in business turnarounds. He is a founding partner of Vincere Consulting Group, where for the past two years he has performed consulting on growth issues in emerging businesses, including strategic planning, dispute mediation, organization re-engineering, business and technical development, and sales management. Prior to founding Vincere, he previously held positions at Sun Microsystems, Ariba Inc., and McDonnell Douglas.


AUDIT COMMITTEE

The Company does not have an audit committee, and accordingly does not have an audit committee financial expert. Currently Company has three members of the Board of Directors, none of whom are independent. The Board of Directors has adopted guidelines relating to the oversight of the audit of Company's consolidated financial statements which are expected to be incorporated into an audit committee charter after an audit committee charter is established. In that regard, the Board of Directors plan to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members elected or will establish an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, officers, and beneficial owners of more than ten percent of Company's common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Copies of these reports are to be filed with the Company.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct. Our Code defines the standard of conduct expected by our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION.

Chris Jensen 2002 Executive compensation

9-18-02 S8 900,000 shares x.01 = $9,000.00

10-15-02 S8 2,000,000 shares x .01 = $20,000.00

Total Executive compensation 2002 = $29,000.00


Gilbert Serrano 2002 Executive compensation

9-18-02 S8 650,000 shares x .01 = $6,500.00

10-15-02 S8 2,000,000 shares x .01 = $20,000.00

Total Executive compensation 2002 = $26,500.00

EyeCashNetworks did not reimburse expenses or money paid in behalf of the company to Chris Jensen or Gilbert Serrano. Therefore Gilbert Serrano and Chris Jensen are both owed AS OF September 14, 2004, promisory notes from the company of:

Chris Jensen $365,027

Gilbert Serrano $150,035.50

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.



Name and Address                    Number of                 Approximate
of Beneficial Owner                  Shares                 Percent of Class
-----------------------        -----------------       -------------------------

The following directors have shares as indicated through September 14, 2004.

         (1) Title of    (2) Name and    (3) Amount    (4) Percent
               class       address of     and nature     of class
                           beneficial        of
                             owner       beneficial
                                         ownership
           ----------      ----------    ----------     ----------
            Common        Chris Jenson      16.7             3.8
                                           million
            Common        Gilbert          2 million          .05
                          Serrano
           ==========     ==========      ==========    ==========

There are no known 5+% shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year 2002, the following transactions occurred:

     Satisfaction of due to related parties - During February 2002, the Company issued 153,846 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $300,000, including interest totaling $158,441. During July 2002, the Company issued 30,000,000 shares of the Company's common stock to satisfy balances due Alliance totaling $180,000, including interest totaling $390,000. For the nine months ended September 30, 2002, the Company borrowed an additional $297,508 from Alliance. For the year ended December 31, 2002, the Company borrowed and additional $297,508 from Alliance.

     In May 2002, the Company issued 20,000 shares of the Company's common stock to satisfy $30,780 of balances due ET&T, including interest totaling $2,352.

     Stock issuance to Richard Epstein for consulting - In November 2002, the company issued 5,000,000 shares of the Company's common stock to satisfy balances due Alliance totaling $35,000.

     Richard Epstein stock warrants - During February 2002, Richard Epstein exercised stock warrants to purchase 68,000 shares of the Company's common stock for $68,000.

     During May 2002, Richard Epstein was granted 60,599,106 (post reverse stock split) warrants to purchase shares of the Company's common stock for 50% of the closing bid price and expire one year from grant date for a finance fee. The Company estimates the fair value of Mr. Epstein's stock warrants granted by using the Black-Scholes option pricing-model with the following weighted average assumptions; no dividend yield; expected volatility of 318%; risk free interest rates of 1.79%; and expected lives of 6 months. Accordingly, the Company recorded interest expenses under SFAS No. 123 relating to non-statutory stock warrants that became exercisable upon grant for $43,203,730 as of December 31, 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K.

The Company filed a Form 8-K with the Commission on February 20, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid to L.L. Bradford were $30,000 for the preparation of the audits of 2002 and 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EyeCash Networks, Inc.
(Registrant)

BY:  /s/  Chris Jensen
   -------------------------------
          Chris Jensen
          Director, Consultant performing certain services for the Company commonly performed by a Chief Executive Officer

Date:  September 22, 2004


By:  /s/  Gilbert Serrano
   -------------------------------
          Gilbert Serrano
          Director, Consultant performing certain services for the Company commonly performed by a Chief Financial Officer


Date:  September 22, 2004

                             EyeCash Networks, Inc.
                               (Formerly eConnect)
                              Financial Statements



                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
Report of Independent Certified Public Accountants                        F - 1

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

     Statement of stockholders' deficit                                   F - 4

     Statements of cash flows                                             F - 6

     Notes to financial statements                                        F - 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
EyeCash Networks, Inc.
(Formerly eConnect)
Pasadena, California

We have audited the accompanying balance sheet of EyeCash Networks, Inc. (formerly eConnect) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EyeCash Networks, Inc. (formerly eConnect) as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, current liabilities exceed current assets and has a net stockholders' deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




L.L. Bradford & Company, LLC
Las Vegas, Nevada
September 8, 2004

                             EYECASH NETWORKS, INC.
                              (FORMERLY eCONNECT)
                                 BALANCE SHEET

                                                                   December,31
                                                                      2002
                                                                  -------------
                                     ASSETS


Assets                                                            $        --
                                                                  -------------

Total assets                                                      $        --
                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                              $      35,522
      Accounts payable                                                2,419,194
      Accrued liabilities                                             3,555,134
      Due to related parties                                          2,975,752
      Settlement and judgment liabilities                             4,469,777
      Notes payable                                                   1,866,868
                                                                  -------------
           Total current liabilities                                 15,322,247
                                                                  -------------

           Total liabilities                                         15,322,247

Commitments and contingencies                                              --

Stockholders' deficit
      Common stock; $.001 par value; 1,000,000,000
         shares authorized, 134,437,059 shares issued
         and 133,035,788 shares outstanding                             133,036
      Additional paid-in capital                                    206,560,594
      Accumulated deficit                                          (222,015,877)
                                                                  -------------
           Total stockholders' deficit                              (15,322,247)
                                                                  -------------

           Total liabilities and stockholders' deficit            $        --
                                                                  =============


   The Accompanying Notes are an Integral Part of These Financial Statements



                             EYECASH NETWORKS, INC.
                              (FORMERLY eCONNECT)
                            STATEMENT OF OPERATIONS


                                                       Year Ended December 31,
                                                   ------------------------------
                                                       2002             2001
                                                   -------------    -------------
Revenue                                            $       9,627    $       1,579

Cost of revenue                                            6,014             --
                                                   -------------    -------------

       Gross income                                        3,613            1,579

Operating expenses
    Stock based compensation and expenses             47,371,096       10,748,159
    Bad debts                                            215,083           44,101
    Consulting                                         1,072,631          914,462
    Public relations & advertising                       398,201          267,393
    Professional fees                                    118,888          430,304
    Research and development                              26,890           90,441
    Wages                                                673,283        1,595,310
    Amortization and depreciation                        101,005          956,248
    General and administrative                           639,786          716,210
                                                   -------------    -------------

       Total operating expenses                       50,616,863       15,762,628
                                                   -------------    -------------

Net loss from operations                             (50,613,250)     (15,761,049)

Other expense
    Interest expense                                    (262,160)        (394,274)
    Impairment of intangible asset                          --           (216,239)
    Loss on investments                                     --            (48,040)
    Loss on purchased software                              --            (61,694)
    Loss on other asset                                   (1,555)        (124,930)
    Loss of assets                                      (298,955)            --
    Cancellation fee                                        --           (526,212)
    Settlements and judgments                         (6,176,486)      (1,813,231)
                                                   -------------    -------------

       Total other expense                            (6,739,156)      (3,184,620)
                                                   -------------    -------------

Net loss before provision for income taxes           (57,352,406)     (18,945,669)

Provision for income taxes                                  (800)            (800)
                                                   -------------    -------------

Net loss from continuing operations                  (57,353,206)     (18,946,469)

Discontinued operations
    Loss from discontinued gaming operations
       from January 1, 2001 to June 30, 2001
       (net of income tax benefit which is fully
       allowed for)                                         --           (589,785)

Net loss                                           $ (57,353,206)   $ (19,536,254)
                                                   =============    =============
Earnings per share
    Loss from continuing operations                $       (1.23)   $       (0.06)
    Loss from discontinued operations                       --              (0.00)
    Net loss                                       $       (1.23)   $       (0.06)
                                                   =============    =============

Basic and diluted weighted average
    common shares outstanding                         46,766,888      316,550,820
                                                   =============    =============


    The Accompanying Notes are an Integral Part of These Financial Statements

                                       F-3

                                        EYECASH NETWORKS, INC.
                                         (FORMERLY eCONNECT)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                         Common Stock
                                                 Common Stock                                Issued
                                         -----------------------------    Additional      for Prepaid
                                           Number of                        Paid-in        Consulting
                                             Shares         Amount          Capital         Services
                                         -------------   -------------   -------------   -------------
Balance, December 31, 2000                   2,140,838   $       2,141   $ 131,970,761      (1,271,655)
Common shares issued for prepaid
 consulting services                           311,000             311       5,266,239      (5,266,550)

Amortization of prepaid consulting
 services                                         --              --              --         6,538,205

Common shares issued in satisfaction
 of due to parties                              80,000              80       3,696,163            --

Common shares issued in satisfaction
 of due to consultants                          24,000              24       2,020,423            --

Common shares issued for cash related
 to exercise of options and warrants            34,239              34         644,667            --

Common shares issued for cash, $0.01           190,001             190         159,810            --

Common shares issued for cancellation
 fee                                            36,000              36         526,176            --

Common shares issued in satisfaction
 of due to related party related to
 exercise of warrants with an exercise
 price of $0.04                                 20,000              20          84,980            --

Common shares issued for services
 related to exercise of warrants
 with an exercise price of $0.26                   741               1          19,175            --

Common shares issued in satisfaction
 of advance on equity funding line              21,190              21         206,579            --

Common shares issued for cash related
 to Alpha Venture Capital, Inc., net
 of offering costs of $1,480,578               836,604             837       2,424,834            --

Common shares issued for cash related
 to Alpha Venture Capital, Inc.
 exercise of warrants, exercise price
 of $0.04                                       40,000              40         159,960            --

Common shares issued for services,
 weighted average price of $0.08               259,968             260       2,150,952            --

Common shares issued for interest              117,103             117         465,636            --

Common stock issued in satisfaction
 of due to related party, including
 interest of $681,951                          511,685             512       3,042,805            --

Warrants granted for interest                     --              --             9,275            --

Warrants granted in satisfaction of
 promissory note payable, including
 interest of $265,447                             --              --           325,447            --

Common shares issued in satisfaction
 of promissory note payable, including
 interest of $51,950                            60,015              60         327,006            --

Common shares issued in satisfaction
 of accrued interest                            16,028              16         111,142            --

Stock based compensation related to
 options and warrants granted                     --           565,190            --              --

Common shares issued in satisfaction
 of settlement liability                        20,000              20         257,052            --

Elimination of minority interest in
 consolidated subsidiary related
  to discontinued operations                      --              --              --              --
Net loss                                          --              --              --              --
                                         -------------   -------------   -------------   -------------
Balance, December 31, 2001                   4,719,412           4,720     154,434,272            --
               The Accompanying Notes are an Integral Part of These Financial Statements
                                                 F-4

                                 EYECASH NETWORKS, INC.
                                  (FORMERLY eCONNECT)
                      STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                                                                             Total
                                            Other        Accumulated     Stockholders'
                                          Receivable       Deficit          Deficit
                                         -------------   -------------    -------------
Balance, December 31, 2000               $        --     $(145,126,417)   $ (14,425,170)
Common shares issued for prepaid
 consulting services                              --              --               --

Amortization of prepaid consulting
 services                                         --              --          6,538,205

Common shares issued in satisfaction
 of due to parties                                --              --          3,696,243

Common shares issued in satisfaction
 of due to consultants                            --              --          2,020,447

Common shares issued for cash related
 to exercise of options and warrants              --              --            644,701

Common shares issued for cash, $0.01              --              --            160,000

Common shares issued for cancellation
 fee                                              --              --            526,212

Common shares issued in satisfaction
 of due to related party related to
 exercise of warrants with an exercise
 price of $0.04                                   --              --             85,000

Common shares issued for services
 related to exercise of warrants
 with an exercise price of $0.26                  --              --             19,176

Common shares issued in satisfaction
 of advance on equity funding line                --              --            206,600

Common shares issued for cash related
 to Alpha Venture Capital, Inc., net
 of offering costs of $1,480,578                  --              --          2,425,671

Common shares issued for cash related
 to Alpha Venture Capital, Inc.
 exercise of warrants, exercise price
 of $0.04                                         --              --            160,000

Common shares issued for services,
 weighted average price of $0.08                  --              --          2,151,212

Common shares issued for interest                 --              --            465,753

Common stock issued in satisfaction
 of due to related party, including
 interest of $681,951                             --              --          3,043,317

Warrants granted for interest                     --              --              9,275

Warrants granted in satisfaction of
 promissory note payable, including
 interest of $265,447                             --              --            325,447

Common shares issued in satisfaction
 of promissory note payable, including
 interest of $51,950                              --              --            327,066

Common shares issued in satisfaction
 of accrued interest                              --              --            111,158

Stock based compensation related to
 options and warrants granted                     --           565,190

Common shares issued in satisfaction
 of settlement liability                          --              --            257,072

Elimination of minority interest in
 consolidated subsidiary related
  to discontinued operations                      --              --               --
Net loss                                          --       (19,536,254)     (19,536,254)
                                         -------------   -------------    -------------
Balance, December 31, 2001                        --      (164,662,671)     (10,223,679)
        The Accompanying Notes are an Integral Part of These Financial Statements
                                       F-4(Con't)



                                        EYECASH NETWORKS, INC.
                                          (FORMERLY eCONNECT)
                                  STATEMENT OF STOCKHOILDERS' DEFICIT
                                              (CONTINUED)



                                                                                         Common Stock
                                                Common Stock                               Issued
                                        -----------------------------    Additional      for Prepaid
                                          Number of                        Paid-in        Consulting
                                           Shares         Amount           Capital         Services
                                        -------------   -------------   -------------   -------------
Balance, December 31, 2001                  4,719,412           4,720     154,434,272            --

Common shares issued for cash to
 Alpha Venture Capital, Inc., net
 of offering costs of $266,674                266,687             267         462,533            --

Common shares issued in
 satisfaction of advance on equity
 funding line                                  16,667              17          49,983            --

Common shares issued for cash, net
 of offering costs of $301,678              1,217,106           1,217         865,238            --

Common shares issued for cash related
 to exercise of options and warrants,
 $0.01                                        278,000             278         282,972            --

Common shares issued in satisfaction
 of due to related parties, including
 interest of $550,793                      30,173,846          30,174       1,031,399            --

Common shares issued for stock based
 compensation                              54,622,311          54,622       2,687,044            --

Warrants and options granted for
 services                                        --              --        43,854,730            --

Common shares issued for accounts
 payable, including interest of
 $83,912                                    5,542,500           5,542         229,206            --

Common shares issued for settlement
 liability                                  5,000,000           5,000       2,045,000            --

Common shares issued for other
 receivable                                31,000,000          31,000         163,600            --

Common shares issued in satisfaction
 of notes payable, including interest
 of $139,995 and accrued liabilities          199,259   $      36,199         454,617            --

Bad debt related to other receivable             --              --              --              --

Net loss                                         --              --              --              --
                                        -------------   -------------   -------------   -------------

Balance December 31, 2002                 133,035,788   $     133,036   $ 206,560,594   $        --
                                        =============   =============   =============   =============


               The Accompanying Notes are an Integral Part of These Financial Statements

                                                 F-5



                                 EYECASH NETWORKS, INC.
                                  (FORMERLY eCONNECT)
                            STATEMENT OF STOCKHOLDERS' DEFICIT
                                      (Continued)



                                                                             Total
                                             Other        Accumulated     Stockholders'
                                           Receivable       Deficit          Deficit
                                         -------------   -------------    -------------
Balance, December 31, 2001                       --       (164,662,671)     (10,223,679)

Common shares issued for cash to
 Alpha Venture Capital, Inc., net
 of offering costs of $266,674                   --               --            462,800

Common shares issued in
 satisfaction of advance on equity
 funding line                                    --               --             50,000

Common shares issued for cash, net
 of offering costs of $301,678                   --               --            866,455

Common shares issued for cash related
 to exercise of options and warrants,
 $0.01                                           --               --            283,250

Common shares issued in satisfaction
 of due to related parties, including
 interest of $550,793                            --               --          1,061,573

Common shares issued for stock based
 compensation                                    --               --          2,741,666

Warrants and options granted for
 services                                        --               --         43,854,730

Common shares issued for accounts
 payable, including interest of
$83,912                                          --               --            234,748

Common shares issued for settlement
 liability                                       --               --          2,050,000

Common shares issued for other
 receivable                                  (194,600)            --               --

Common shares issued in satisfaction
 of notes payable, including interest
 of $139,995 and accrued liabilities             --               --            454,816

Bad debt related to other receivable          194,600             --            194,600

Net loss                                         --        (57,353,206)     (57,353,206)
                                        -------------    -------------    -------------

Balance December 31, 2002               $        --      $(222,015,877)   $ (15,322,247)
                                        =============    =============    =============


    The Accompanying Notes are an Integral Part of These Financial Statements

                                   F-5(Con't)



                                EYECASH NETWORKS, INC.
                                  (FORMERLY eCONNECT)
                                STATEMENT OF CASH FLOWS



                                                             Year Ended December 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Cash flows from operating activities:
     Net loss                                             $(57,353,206)   $(19,536,254)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Amortization and depreciation                          101,005         956,248
        Stock based compensation                            47,371,096      10,748,159
        Impairment of intangible assets                           --           216,239
        Loss on investments                                       --            48,040
        Loss on purchased software                                --            61,694
        Loss on other asset                                      1,555         124,930
        Loss of assets                                         298,955            --
        Cancellation fee                                          --           526,212
        Bad debts related to other receivable                  194,600            --
     Changes in operating assets and liabilities:
        Change in accounts receivable                             --            16,758
        Change in inventory                                     12,339        (180,019)
        Change in deposit                                       24,819          14,001
        Change in other assets                                 368,954        (389,827)
        Change in bank overdraft                                 5,299          30,223
        Change in accounts payable                             442,518          15,239
        Change in accrued liabilities                          519,817       1,132,853
        Change in deferred revenue                                (674)            674
        Change in settlement and judgment liabilities        5,115,077       1,404,700
                                                          ------------    ------------
              Net cash used by operating activities         (2,897,846)     (4,810,130)

Cash flows from investing activities:
     Purchase of fixed assets                                   (4,642)        (49,498)
                                                          ------------    ------------
              Net cash used by investing activities             (4,642)        (49,498)
                                                          ------------    ------------

Cash flows from financing activities:
     Change in due to related parties                          842,983       1,742,749
     Proceeds from issuance of notes payable                   634,000         337,500
     Proceeds from advance on equity funding line                 --            50,000
     Principal payments on notes payable                      (187,000)       (674,000)
     Proceeds from issuance of common stock                  1,612,505       3,390,372
                                                          ------------    ------------
              Net cash provided by financing activities      2,902,488       4,846,621
                                                          ------------    ------------

Net change in cash                                                --           (13,007)

Cash, beginning of period                                         --            13,007

Cash, end of period                                       $       --      $       --
                                                          ============    ============


Supplemental disclosure of cash flow:
     Cash paid for interest                               $    125,898    $     87,000
                                                          ============    ============

     Cash paid for taxes                                  $        800    $        800
                                                          ============    ============


      The Accompanying Notes are an Integral Part of These Financial Statements





                                           EYECASHNETWORKS, INC.
                                            (FORMERLY eCONNECT)
                                   STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 Year Ended December 31,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                -------------------------
Schedule of non-cash investing and financing activities:

    5,542,500 common shares issued in satisfaction
         of accounts payable, excluding interest of $83,912                     $  150,836     $     --
                                                                                ==========     ==========
    30,173,846 common shares issued in satisfaction
        of due to related parties, excluding interest of $550,793               $  510,870     $     --
                                                                                ==========     ==========
    5,000,000 common shares issued in satisfaction
        of settlement liabilities                                               $2,050,000     $     --
                                                                                ==========     ==========
    199,259 common shares issued in satisfaction of notes payable, excluding interest and accrued liabilities of $139,995 and $36,900,
        Respectively                                                            $  277,921     $     --
                                                                                ==========     ==========
    16,667 common shares issued in satisfaction
        of advance on equity funding line                                       $   50,000     $     --
                                                                                ==========     ==========
    31,000,000 common shares issued for other receivable                        $  194,600     $     --
                                                                                ==========     ==========
    311,000 common shares issued for prepaid
        consulting services                                                     $     --       $5,266,550
                                                                                ==========     ==========
    80,000 common shares issued in satisfaction of
        due to related parties                                                  $     --       $3,696,243
                                                                                ==========     ==========
    24,000 common shares issued in satisfaction of
        due to consultants                                                      $     --       $2,020,447
                                                                                ==========     ==========
    20,000 common shares issued in satisfaction of
        due to related party related to exercise of warrants
        with an exercise price of $0.04                                         $     --       $   85,000
                                                                                ==========     ==========
    21,190 common shares issued in satisfaction of
        advance on equity funding line                                          $     --       $  206,600
                                                                                ==========     ==========
    511,685common shares issued in satisfaction of
        due to related party, excluding interest of $681,951                    $     --       $2,361,366
                                                                                ==========     ==========
    Warrants granted in satisfaction of promissory note
        Payable, excluding interest of $265,447                                 $     --       $   60,000
                                                                                ==========     ==========
    60,015 common shares issued in satisfaction of
        promissory note payable, excluding interest of
         51,950                                                                 $     --       $  275,116
                                                                                ==========     ==========
    16,028 common shares issued in satisfaction of
        accrued interest                                                        $     --       $  111,158
                                                                                ==========     ==========
    20,000 common shares issued in satisfaction of
        settlement liability                                                    $     --       $  257,072
                                                                                ==========     ==========
    Elimination of minority interest in consolidated subsidiary
      related to discontinued operations                                        $     --       $   92,308
                                                                                ==========     ==========

                                                   F-7

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


Footnotes


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
     --------------------------------------------------------------------

     Description of business - EyeCash Networks, (formerly eConnect) (the "Company") currently has one division which is focused on the development of the Personal Encrypted Remote Financial Electronic Card Transactions ("PERFECT") industry, which consists of the fully operational terminal, the eCash Pad, affecting Internet ATM card with PIN, credit card, smart card transactions, and generating a fee per transaction for the Company.

     History - EyeCash Networks, Inc. (formerly eConnect) was originally incorporated in the State of Missouri on September 1, 1981 under the name of Handy-Top, Inc. The Company underwent several name changes until May 1993, when it changed its name to Leggoons, Inc. and continued as a shell corporation with no business operations.

     In February 1997, the Company entered into an agreement to license assets from Electronic Transaction Technology ("ET&T"), formerly known as Home Point of Sales, Inc., for the purpose of licensing certain technology for the development of PERFECT. ET&T is a privately held corporation with a majority interest owned by Thomas S. Hughes, Former President of the Company. This technology developed by ET&T would provide consumers with the option to instantly pay bills or make purchases from home with real-time cash transactions. In March 1997, Thomas S. Hughes, Chairman of ET&T, was elected the Chairman and President of the Company and concurrently changed the Company's name to Betting, Inc.

     In May 1999, an Agreement and Plan of Merger was consummated between the Company and Betting, Inc., a non-operating privately held Nevada corporation ("Betting-Nevada") to effectuate re-domicile of the Company to the State of Nevada, whereby no shares were issued between companies. The accounting for the merger is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of EyeCash Networks, Inc.

     In June 1999, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to eConnect. In November 2000, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 300,000,000. In July 2001, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 500,000,000. In January 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 700,000,000. In March 2002, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 750,000,000. In July 2003, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State further increasing the number of authorized common stocks to 1,000,000,000. In March 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to EyeCash Networks, Inc.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS




     In July 2002, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split as if such forward stock split occurred as of the Company's date of inception.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     Going concern - The Company incurred a net loss of approximately $57,353,000 for the year ended December 31, 2002. The Company's current liabilities exceed its current assets by approximately $15,322,000 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to seek additional opportunities and new technologies in the pursuit of leading edge solutions in providing enhanced customer security for consumers making transactions on and off the internet. Further, the Company will seek partnerships, joint ventures and alliances with companies who have technologies that are synergistic with the Company. The Company will also seek additional sources of capital through a combination debt equity financing and issuance of equity for approximately $20,000,000, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory - Inventory is stated at the lower of cost or market. Cost is determined by using the average cost method. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

     Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

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

     Fair value of financial instruments - The carrying amounts for the Company's liabilities approximate fair value due to the short-term maturity of these instruments.

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

     Revenue recognition - Revenues from its PERFECT division will consist of
     (i) the sale of eCash Pads and (ii) transaction fees charged to merchants for electronic cash payments using the eCash Pads. Revenues from the sale of eCash Pads recorded after a 30-day trial period of the product by the customer. Revenues from transaction fees charged to merchants for electronic cash payments using the eCash Pads are recognized upon the completion of each electronic cash payment transaction, at which time a transaction fee is assessed to the merchant.

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

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


     As of December 31, 2002, the Company has available net operating loss carryforwards that will expire in various periods through 2022. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

     Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. As of December 31, 2002, the Company has only one operating segment.

     Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising costs of approximately $349,000 and $75,000 were incurred for the years ended December 31, 2002 and 2001, respectively.

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company granted no warrants or options to employees for compensation for the years ended 2002 and 2001. All stock issued for compensation was recorded at the fair market value of the stock.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
     123. The Company has adopted the disclosure only provisions of SFAS No.
     123.

     Research and development costs - Research and development costs are charged to expense when incurred. Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-1, "Internal Use Software." In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" and we adopted this consensus on July 1, 2000. This consensus requires that entities treat most web site development as internal use software under SOP No. 98-1. Under these accounting pronouncements, we expense costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


     sites will be used as intended. Costs incurred for upgrades and enhancements to our software or web sites are capitalized when we believe such efforts result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web sites, which range from one to three years. As of December 31, 2002, there are no costs capitalized under SOP No. 98-1.

     Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -----------------------------------------------------------

     New accounting pronouncements - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

     SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

2.   INVENTORY
     ---------

     As of December 31, 2002, all inventory was confiscated for failure to pay storage costs. Accordingly, the Company recorded a loss of assets totaling $167,680.

3.   FIXED ASSETS
     ------------

     As of December 31, 2002, all fixed assets were confiscated for failure to pay storage costs. Accordingly, the Company recorded a loss of assets totaling $131,276.

4.   INVESTMENTS
     -----------

     Powerclick, Inc. - In February 2000, the Company acquired 50% of the outstanding capital stock of Powerclick, Inc. ("Powerclick") in consideration of $750,000 and 80,000 shares of the Company's common stock valued at $1,300,000 for an aggregate investment of $2,050,000 which is principally comprised of goodwill. The Company's equity interest in Powerclick's loss has been recorded as a loss on equity-method investees totaling $402,770 as of December 31, 2000.

     As of December 31, 2000, the Company evaluated the unamortized balance and useful life of goodwill related to Powerclick and determined the balance had no future benefit and, accordingly, recorded a loss on investment for approximately $1,235,000.

     During June 2000, 2,000 shares of common stock valued at $1,950,000 were issued to Powerclick, Inc. stockholders for consulting services and expensed as of December 31, 2000.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


     During March 2001, the Company evaluated and determined the remaining $48,040 of this investment had no future benefit, accordingly, the Company recorded a loss on investment for the remaining amount.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


4.   INVESTMENTS (continued)
     -----------

     eConnect Caribbean, S.A. - eConnect Caribbean, S.A. ("eConnect Caribbean") was organized under the laws of the Dominican Republic and served as the Company's Latin American headquarters for all e-commerce transactions. The Company owned 75% of the outstanding capital shares with the remaining 25% owned by eConnect Caribbean's company's managing director. eConnect Caribbean was in the start-up phase, therefore no revenue has been recorded and start-up costs of $253,213 have been expensed. The formation of this subsidiary was recorded using the full consolidation method.

     During June 2001, the Company discontinued the use of eConnect Caribbean. All operations related to e-commerce transactions will continue at the Company's Headquarters in San Pedro, California. The operating results of eConnect Caribbean have been included in the financial results of the Company for the years ended December 31, 2002 and 2001.

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


5.   ACCRUED LIABILITIES
     -------------------

     As of December 31, 2002, accrued liabilities totaling $3,555,134 are comprised of the following balances:


         Accrued interest                               $ 1,260,687
         Accrued wages                                      274,188
         Commissions payable                                660,696
         Purchased software liability (see Note 15)       1,321,530
         Miscellaneous                                       38,033
                                                        -----------

             Total accrued liabilities                  $ 3,555,134
                                                        ===========

6.   DUE TO RELATED PARTIES
     ----------------------

     As of December 31, 2002, due to related parties totaling $2,975,752 are comprised of the following:

         Advances from ET&T for use by the Company
           (company controlled by Thomas Hughes -
           former President)                                         $  283,016

         Advances from Alliance Equities (company controlled
           by Richard Epstein, a significant stockholder of
           the Company), unsecured, bearing no interest, to
           be converted to stock (see Note 20 for subsequent
           payment)                                                     117,508

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


         Deposit related to the purchase of eCashPad terminals          250,000



         Advances from an affiliate, unsecured, due on demand
           and bearing no interest                                      709,785

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


6.   DUE TO RELATED PARTIES (continued)
     ----------------------

         Value of remaining 18,000 common stocks and warrants
           for 25,000 shares of the Company's common stock to
           be issued to Paul Egan (a stockholder of the Company)
           related to the fiscal year 1999 acquisition of Top
           Sports, S.A., see Note 3                                     261,228

         Advances from Christopher Jensen, President and Chief
           Executive due on demand, bearing interest at 10% per
           annum                                                         72,855

         Advances from Gilbert Serrano, Chief Operating Officer
           due on demand, bearing interest at 10% per annum              24,450

         Officer salaries, including accrual of 8,950,000
           unissued shares of the Company's common stock related
           to Employment Agreements (See Note 11)                       329,000

         Advances from Paul Egan, unsecured, due on demand, and
           bearing no interest                                          927,910
                                                                     ----------

               Total due to related parties                          $2,975,752
                                                                     ==========

7.   SETTLEMENT AND JUDGEMENT LIABILITIES
     ------------------------------------

     As of December 31, 2002, settlement and judgment liabilities totaling $4,469,777 consisted of the following:

     3Pea Technologies, Inc. - During June 2002, the Company reached a settlement with 3Pea Technologies, Inc.("3Pea"), a company substantially owned by the son-in-law of Thomas S. Hughes, former Chief Executive Officer and Director of the Company, whereby the Company agreed to issue 5,000,000 shares of the Company's common stock valued at $2,050,000 and two cash payments of $190,000 to be made during July 2002. During August, the Company issued the 5,000,000 shares in satisfaction of the $2,050,000 settlement liability. However, the son-in-law of Thomas S. Hughes is disputing the settlement claiming they satisfy other consulting services provided by 3Pea.

     In September 2002, a judgment was entered in favor of 3Pea for the sum of $1,365,363, with interest to accrue at 10% per annum beginning from the date of judgment. As of December 31, 2002, the balance due 3Pea totaled $1,365,363. Additionally, the Company accrued $36,659 in interest as of December 31, 2002, recorded as part of accrued liabilities totaling $3,555,134.

     Former President and Chief Operating Officer for the Company - On March 21, 2000, the Company consummated an amended employment agreement with Stephen Pazian for the position of President and Chief Operating Officer for the Company. On April 17, 2000, the Company terminated Mr. Pazian as President and Chief Operating Officer of the Company. Based upon the amended employment agreement, the remaining salary for the term of this agreement, would be due within 30 days upon the termination of this individual if terminated for reasons other than good cause. In addition, through the date of termination, all of the granted stock options and warrants would vest and be exercisable for their entire term. Accordingly, the termination of this individual, for reasons other than good cause, exposed the Company to a potential liability of approximately $1,260,000 for the remaining portion of unpaid salary for the first, second, third, and fourth years of this agreement. Furthermore, the termination potentially accelerated the vesting of the granted stock options and warrants consisting of 10,000 warrants exercisable at $100.00 per share, 60,000 stock options exercisable at $40.00 per share, and 15,000 stock options exercisable at the lowest average daily trading price of the Company's common stock within the first 90 days of the executive's employment. On March 21, 2001, Mr. Pazian filed a complaint for breach of contract and specific performance.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


7.   SETTLEMENT AND JUDGEMENT LIABILITIES (continued)
     ------------------------------------

     During July 2001, the Company reached a settlement with Mr. Pazianr, whereby the Company agreed to pay $1,006,000 consisting of an initial payment of $186,000, a second payment of $120,000 on November 16, 2001 and 14 monthly installments of $50,000 commencing on February 16, 2002.

     In November 2002, a judgment was entered in favor of Mr. Pazian for the sum of $835,566, with interest to accrue at 10% per annum beginning from the date of judgment. As of December 31, 2002, the balance due Mr. Pazian totaled $835,566. Additionally, the Company accrued $9,615 in interest as of December 31, 2002, recorded as part of accrued liabilities totaling $3,555,134.

     Goldstake Enterprises, Inc. - On October 13, 2000, the Company borrowed $200,000 from Goldstake Enterprises, Inc. (hereafter referred to as "Goldstake") which became due and payable on January 13, 2001. The Company also had various consulting contracts with Goldstake whereby the Company agreed to issue shares and pay a percentage of capital raised through Goldstake's efforts. During May 2001, the Company settled on all amounts due to Goldstake for a total of $882,7020 of which $257,072 was paid through issuance of 20,000 shares of the Company's commons stock and the remaining $625,000 will be payable in monthly installments ranging from $25,000 to $50,000 through October 2002.

     During June 2002, the Company reached an additional settlement with Goldstake and Las Vegas International Basketball League Franchise, LLC, whereby the Company agreed to pay $1,000,000 with interest commencing on August 1, 2003 at an annual interest rate of 8%. Monthly payments of $25,000 were scheduled to commence on August 1, 2002.

     As of December 31, 2002, the balance due Goldstake totaled $1,928,200 Additionally, the Company accrued $122,820 in interest as of December 31, 2002, recorded as part of accrued liabilities totaling $3,555,134.

     Other settlement and judgment liabilities - As of December 31, 2002, the Company recorded other settlement and judgment liabilities related to various legal actions totaling $340,648.



8.   EQUITY FUNDING LINES
     --------------------

     In September 1999, the Company entered into a Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement") with Alpha Venture Capital, Inc. ("Alpha"). The Subscription Agreement entitles the Company to draw funds up to $5,000,000 from issuance of its common stock for an amount equal to 80% of the market value at the time of each draw request, expiring September 2000, subject to certain terms and conditions. The Subscription Agreement required the Company to deliver an aggregate of 10,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this agreement as a commitment fee. Furthermore, the Company is required to deliver to Alpha up to a maximum of 5,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. In October 2000, the Company was granted a one-year extension on its Subscription Agreement with one automatic six-month extension and an overall increase in funds it may draw by an additional $5,000,000. Pursuant to the October 2000 extension, the Company is required to deliver an aggregate of 20,000 five year warrants to purchase its common stock at an exercise price equal to 80% of the closing bid price on the execution of this extension. Furthermore, the Company is required to deliver to Alpha up to a maximum of 15,714 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The Company is assessed a placement fee, as provided within the Subscription Agreement, for funds drawn, which is equal to 8% of each draw.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


8.   EQUITY FUNDING LINES (continued)
     --------------------

     As of December 31, 2000, the Company has drawn $7,773,000 of the available $10,000,000, and issued approximately 229,000 and 66,000 shares of its common stock in conjunction with this Subscription Agreement during fiscal years 2000 and 2001, respectively, of which approximately 66,000 of these shares were held by Alpha for future advances on the Subscription Agreement. Accordingly, the 66,000 shares of the Company's common stock held by Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2000. For the year ended December 31, 2000, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $2,331,000. During fiscal year 2000, Alpha exercised approximately 30,500 warrants of the total 50,710 granted related to the Subscription Agreement.

     In December 2000, the Company entered into an additional Regulation D Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement No. 2") with Alpha as noted above. The Subscription Agreement No. 2 entitles the Company to draw funds up to $15,000,000 from issuance of its common stock for an amount equal to 82% of the market value for the five business days immediately following the draw request date, expiring December 2001 with one automatic twelve month extension if at least 20% of the subscription amount is drawn during the first six months as of the agreement date, subject to certain terms and conditions. The Subscription Agreement No. 2 requires the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("Registration Statement") for the registration of common stock for future issuance related to the Subscription Agreement No. 2. The Subscription Agreement No. 2 also requires the Company to deliver an aggregate of 20,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of 40% of the closing bid price of the Company's common stock at the agreement date or 40% of the average five day closing bid price as of the date of the effectiveness the Registration Statement. Furthermore, the Company is required to deliver to Alpha up to a maximum of 10,000 warrants on a pro rata basis in conjunction with the draw request, exercisable at the closing bid price at the date of each draw request. The Company is assessed a placement fee, as provided within the Subscription Agreement No. 2, for funds drawn, which is equal to 8% of each draw.

     As of December 31, 2000, the Company has not drawn upon the Subscription Agreement No. 2. Furthermore, no warrants were exercised of the total 30,000 warrants granted related to the Subscription Agreement No. 2.

     As of December 31, 2001, the Company has drawn $1,316,671 of the available $15,000,000, and issued approximately 203,890 of shares of its common stock in conjunction with Subscription Agreement No. 2 during fiscal year 2001. For the year ended December 31, 2001, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from this Subscription Agreement for approximately $496,000. During fiscal year 2001, Alpha exercised approximately 40,000 warrants of the total granted related to both Subscription Agreements, yielding an additional $160,000 to the Company.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


     In October 2001, the Company entered into an additional Regulation D Common Stock Purchase Agreement ("Subscription Agreement No. 3") with Alpha. Subscription Agreement No. 3 entitles the Company to draw funds up to $20,000,000 from issuance of its common stock for an amount equal to 85% of the market value for the five business days immediately following the draw request date, expiring in October 2002. Simultaneous with the execution of the Agreement, the Company is required to deliver 1,050,000 shares of common stock to be held in escrow, pursuant to the terms of the escrow agreement. Subscription Agreement No. 3 requires the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission ("Registration Statement") for the registration of common stock for future issuance related to the Agreement. Subscription Agreement No. 3 also requires the Company to issue warrants amounting to 105,000 five year warrants to purchase its common stock at an exercise price equal to the lesser of (a) $0.07 or (b) 85% of the average of the five closing bid prices following the effective date of the Registration Statement. The Company is assessed a placement fee, as provided within Subscription Agreement No. 3, for funds drawn, which is equal to 6% of each draw.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


8.   EQUITY FUNDING LINES (continued)
     --------------------

     As of December 31, 2001, the Company has drawn $1,109,000 of the available $20,000,000, and issued approximately 632,714 of the shares held in escrow. For the year ended December 31, 2001, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from Subscription Agreement No. 3 for approximately $985,000. Of the escrow shares, approximately 467,000 were held by the Escrow Agent for future advances and drawdowns. Accordingly, the 467,386 shares of the Company's common stock held by the Escrow Agent for the Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2001.

     As of December 31, 2002, the Company has drawn $1,571,800 of the available $20,000,000, and issued approximately 899,401 of the shares held in escrow. For the year ended December 31, 2002, the Company recorded the commitment and placement fees as direct charges to the gross proceeds from Subscription Agreement No. 3 for approximately $267,000. Of the escrow shares, approximately 949,000 were held by the Escrow Agent for future advances and drawdowns. Accordingly, the 949,032 shares of the Company's common stock held by the Escrow Agent for the Alpha is deemed unissued since no consideration has been given for such shares and are not reflected as part of the outstanding shares of the Company's common stock at December 31, 2002.




9.   NOTES PAYABLE
     -------------

     As of December 31, 2002, notes payable totaling $1,866,868 are comprised of promissory notes from various individuals, secured by Company assets, and bearing annual interest rates ranging from 10% to 11%. As of December 31, 2002, the Company is currently in default on these notes as a result of past due maturities and delinquent interest payments.



                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS
     --------------------------

     Employee stock options and warrants - During fiscal year 2000, the Company granted options and warrants for 68,000 shares of its common stock to employees. The strike price of 65,500 shares is at 25% of the bid price upon the date of exercise, and the remaining 2,500 shares has a strike price of $100.00. The Company recorded stock based compensation of approximately $2,560,000 related to these stock options and warrants for 65,500 shares since the strike price was below the fair value at the grant date in accordance with APB No. 25. Certain stock options and warrants were exercisable upon grant and have a life ranging from 4 years to indefinitely. The following table summarizes the Company's employee stock options and warrants activity:

                                                       Number        Weighted
                                                        Of           Average
                                                      Warrants    Exercise Price
                                                     ----------     ----------
     Balance, December 31, 1999                              --     $       --
              Warrants granted                           68,000          16.00
              Warrants canceled                              --             --
              Warrants expired                               --             --
              Warrants exercised                             --             --
                                                     ----------     ----------
     Balance, December 31, 2000                          68,000          16.00
              Warrants granted                               --             --
              Warrants canceled                              --             --
              Warrants expired                               --             --
              Warrants exercised                          5,671           3.00
                                                     ----------     ----------
     Balance, December 31, 2001                          62,329          16.00
              Warrants granted                               --             --
              Warrants canceled                              --             --
              Warrants expired                               --             --
              Warrants exercised                             --             --
                                                     ----------     ----------
     Balance, December 31, 2002                          62,329          16.00
                                                     ==========     ==========

     The options and warrants for 65,500 shares weighted average exercise price used in the preceding table is based upon 25% of the fair value at the grant date, and 2,500 shares based upon an exercise price of $100.00

     The following tables summarizes information about options and warrants granted, outstanding and exercisable at December 31, 2002:

                                                                      Shares Underlying
                      Shares Underlying Options Outstanding          Options Exercisable
                    -----------------------------------------     -------------------------
                                    Weighted
                      Shares         Average        Weighted        Shares        Weighted
                     Underlying    Remaining        Average       Underlying      Average
       Execise        Options      Contractual      Exercise        Options       Exercise
       Price        Outstanding       Life           Price        Exercisable      Price
     ----------     ----------     ----------      ----------     ----------     ----------
     $    16.00         62,329        2 years      $    16.00         62,329     $    16.00
     ==========     ==========     ==========      ==========     ==========     ==========

                                            F-24

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     $50.00 Stock warrants - During the year ended December 31, 2000, the Company granted approximately 5,000 stock warrants with an exercise price of $50.00 ($50.00 warrants) per share of its common stock. These stock warrants were granted in connections with consulting services rendered to the Company during fiscal year ended 2000. These stock warrants were exercisable upon issuance expiring in May 2005. The following table summarizes the Company's $50.00 stock warrants activity:


                                                 Number of
                                                  Warrants    Exercise Price
                                                 ----------     ----------
     Balance, January 1, 2000                            --     $       --
              Warrants granted                        5,000          50.00
              Warrants canceled                          --             --
              Warrants expired                           --             --
              Warrants exercised                         --             --
                                                 ----------     ----------
     Balance, December 31, 2000                       5,000          50.00
              Warrants granted                           --             --
              Warrants canceled                          --             --
              Warrants expired                           --             --
              Warrants exercised                         --             --
                                                 ----------     ----------
     Balance, December 31, 2001
              Warrants granted                           --             --
              Warrants canceled                          --             --
              Warrants expired                           --             --
              Warrants exercised                         --             --
                                                 ----------     ----------
     Balance, December 31, 2002                       5,000     $    50.00
                                                 ==========     ==========

     The Company estimates the fair value of $50.00 warrants granted to consultants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2000 using specific grant dates; no dividend yield; expected volatility of 286%; risk free interest rates of 6.41%; and expected lives of 1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consulting expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2000 for approximately $276,000 for the year ended December 31, 2000.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     $100.00 Stock warrants - During the year ended December 31, 2002 and 2001, the Company granted approximately -- and 10,500, respectively, stock warrants with an exercise price of $100.00 ($100.00 warrants) per share of its common stock. These stock warrants were granted in connections with common stocks sold, consulting services rendered, satisfaction of debts, and legal settlements during fiscal year ended 2002 and 2001. Stock warrants related to 271,400 shares were exercisable upon issuance expiring at various dates ranging from June 2002 through October 2003. Stock warrants related to 10,500 shares were exercisable upon issuance with no expiration dates. The following table summarizes the Company's $100.00 stock warrants activity:

                                                       Number of      Exercise
                                                       Warrants        Price
                                                      ----------     ----------
     Balance, December 31, 1999                               --     $       --
              Warrants granted                           271,400         100.00
              Warrants canceled                               --             --
              Warrants expired                                --             --
              Warrants exercised                              --             --
                                                      ----------     ----------
     Balance, December 31, 2000                          271,400         100.00
              Warrants granted                            10,500         100.00
              Warrants canceled                               --             --
              Warrants expired                                --             --
              Warrants exercised                              --             --
                                                      ----------     ----------
     Balance, December 31, 2001                          281,900         100.00
              Warrants granted                                --             --
              Warrants canceled                               --             --
              Warrants expired                           167,676         100.00
              Warrants exercised                              --             --
                                                      ----------     ----------
     Balance, December 31, 2002                          114,224     $   100.00
                                                      ==========     ==========

     The Company estimates the fair value of $100.00 warrants granted to consultants by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2002 and 2001; no dividend yield; expected volatility of --% and 316%, respectively; risk free interest rates of --% and 5.6%, respectively; and expected lives of
     1.5 years for all non-employee stock warrants. Accordingly, the Company recorded consultant expenses under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2002 and 2001 for approximately $-- and $275,000, respectively, as of December 31, 2002 and 2001.



                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Consultant options - During the year ended December 31, 2000, the Company granted approximately 61,000 stock options for its common stock to consultants in connection with consulting services performed during fiscal year 2000. The exercise price of these stock option is $0.40 per share if exercised on or before December 31, 2000; thereafter the exercise price will be 25% of the fair market value on the date of the exercise.
     Approximately 51,700 of these stock warrants are exercisable at December
     31, 2002. The following table summarizes the Company's consultant stock warrants activity:

                                                     Number        Weighted
                                                       Of          Average
                                                    Warrants    Exercise Price
                                                   ----------     ----------
     Balance, December 31, 1999                            --     $       --
              Options granted                          61,000          14.00
              Options canceled                             --             --
              Options expired                              --             --
              Options exercised                            --             --
                                                   ----------     ----------
     Balance, December 31, 2000                        61,000          14.00
              Options granted                              --             --
              Options canceled                             --             --
              Options expired                              --             --
              Options exercised                         9,309          41.00
                                                   ----------     ----------
     Balance, December 31, 2001                        51,691          14.00
              Options granted                         210,000           3.00
              Options canceled                             --             --
              Options expired                              --             --
              Options exercised                       210,000           3.00
                                                   ----------     ----------
     Balance, December 31, 2002                        51,691     $    14.00
                                                   ==========     ==========

     The weighted average exercise price of these warrants were based on the 30 day average fair value at December 31, 2000. The following tables summarizes information about options granted, outstanding and exercisable at December 31, 2002:
                                                                     Shares Underlying
                      Shares Underlying Options Outstanding          Options Exercisable
                    -----------------------------------------     -------------------------
                                    Weighted
                      Shares         Average        Weighted        Shares        Weighted
                     Underlying    Remaining        Average       Underlying      Average
       Execise        Options      Contractual      Exercise        Options       Exercise
       Price        Outstanding       Life           Price        Exercisable      Price
     ----------     ----------     ----------      ----------     ----------     ----------
     $    14.00         51,691        1 years      $    14.00         51,691     $    14.00
     ==========     ==========     ==========      ==========     ==========     ==========

     The Company has estimated the fair value of the options granted during 2002 using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 297%; risk free interest rates of 1.689%; and an expected life of 2 months. Compensation under the grant totaled $651,000 for the year ended December 31, 2002.

                                      F-27

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Richard Epstein stock warrants - During the year ended December 31, 2000, the Company granted approximately 88,000 stock warrants for its common stock to Richard Epstein, a significant stockholder, in connection with financing provided by Mr. Epstein to the Company during fiscal year 2000. The exercise price of these stock warrants primarily range from $25.00 to $40.00. Approximately 20,000 of these stock warrants are exercisable at 50% below the closing bid price upon the date of exercise. These stock warrants were exercisable upon grant and will expire from June 2002 through September 2003. During 2001, the Company cancelled stock warrants related to 68,000 shares issued in 2000 and subsequently reissued stock warrants for 68,000 shares in during 2001. The reissued stock warrants for 68,000 shares were exercisable upon grant with an exercise price of 50% below the closing bid price upon the date of exercise. During 2002, the Company granted approximately 60,599,000 stock warrants for its common stock to Mr. Epstein, in connection with financing provided by Mr. Epstein to the Company during fiscal year 2002. The following table summarizes the Company's consultant stock warrants activity:

                                                    Number         Weighted
                                                      Of            Average
                                                   Warrants     Exercise Price
                                                  ----------      ----------
     Balance, January 1, 2000                             --      $       --
              Warrants granted                        88,000           48.00
              Warrants canceled                           --              --
              Warrants expired                            --              --
              Warrants exercised                          --              --
                                                  ----------      ----------
     Balance, December 31, 2000                       88,000           48.00
              Warrants granted                        68,000            2.00
              Warrants canceled                       68,000           48.00
              Warrants expired                            --              --
              Warrants exercised                      20,000            4.00
                                                  ----------      ----------
     Balance, December 31, 2001                       68,000            2.00
              Warrants granted                    60,599,106            0.50
              Warrants canceled                           --              --
              Warrants expired                        68,000            2.00
              Warrants exercised                          --              --
                                                  ----------      ----------
     Balance, December 31, 2002                   60,599,106      $     0.50
                                                  ==========      ==========

     The Company estimates the fair value of Mr. Epstein's stock warrants by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2001 and 2002 using specific grant dates; no dividend yield; expected volatility of 316% and 318%, respectively, risk free interest rates of 5.59% and 1.79%, respectively, and expected lives of 2 months, for all non-employee stock warrants. Accordingly, the Company recorded costs under SFAS No. 123 relating to non-statutory stock options that became exercisable upon grant in 2001 and 2002 of $88,400 and $43,203,730 for the years ended December 31, 2001 and 2002, respectively.



                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS



10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Richard Epstein stock warrants (continued) - The following table summarizes information about warrants granted during the year ended December 31, 2001:

                                 Exercise Price
                                Equals, Exceeds or
             Number of          is Less Than Mkt.        Weighted                            Weighted
          Options Granted         Price of Stock          Average           Range of         Average
            During 2001           on Grant Date       Exercise Price     Exercise Price     Fair Value
           --------------         --------------      --------------     --------------   --------------
                       --            Equals           $           --     $           --   $           --
                       --            Exceeds          $           --     $           --   $           --
                   68,000           Less Than         $         2.00     $         2.00   $         4.00
           --------------                             --------------     --------------   --------------
                   68,000                             $         2.00     $         2.00   $         4.00
           ==============                             ==============     ==============   ==============

     The following table summarizes information about warrants granted during the year ended December 31, 2002:

                                 Exercise Price
                                Equals, Exceeds or
             Number of          is Less Than Mkt.        Weighted                            Weighted
          Options Granted         Price of Stock          Average           Range of         Average
            During 2002           on Grant Date       Exercise Price     Exercise Price     Fair Value
           --------------         --------------      --------------     --------------   --------------

                       --       Equals                $           --     $          --    $           --
                       --       Exceeds               $           --     $          --    $           --
               60,599,106      Less Than              $         0.50     $ 0.05 - 0.50    $         0.71
           --------------                             --------------     -------------    --------------
               60,599,106                             $         0.50     $        2.00    $         0.71
           ==============                             ==============     =============    ==============

                                                  F-29



                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     Alpha Venture Capital, Inc. stock warrants - As discussed in Note 8, a total of 170,710 stock warrants were granted during 2000, and 2001. The following table summarizes the Company's stock warrants activity related to
     Alpha Venture Capital, Inc.:
                                                        Number       Weighted
                                                          Of          Average
                                                       Warrants    Exercise Price
                                                      ----------     ----------

     Balance, January 1, 2000                             15,000     $    22.00
              Warrants granted                            65,710          44.00
              Warrants canceled                               --             --
              Warrants expired                                --             --
              Warrants exercised                          30,500          20.00
                                                      ----------     ----------
     Balance, January 1, 2000                             50,210          44.00
              Warrants granted                           105,000           2.00
              Warrants canceled                               --             --
              Warrants expired                                --             --
              Warrants exercised                          40,000           4.00
                                                      ----------     ----------
     Balance, January 1, 2001                            115,210             --
              Warrants granted                                --             --
              Warrants canceled                               --             --
              Warrants expired                                --             --
              Warrants exercised                              --             --
                                                      ----------     ----------
     Balance, December 31, 2002                          115,210           3.00
                                                      ==========     ==========

     The warrants for 10,210 and 105,000 shares outstanding at December 31, 2002, weighted average exercise price used in the preceding table is based upon 40% and 15%, respectively; of the closing bid price at December 31, 2001.

     The following tables summarizes information about options outstanding and exercisable at December 31, 2002:

                                                                     Shares Underlying
                      Shares Underlying Options Outstanding          Options Exercisable
                    -----------------------------------------     -------------------------
                                    Weighted
                      Shares         Average        Weighted        Shares        Weighted
                     Underlying    Remaining        Average       Underlying      Average
       Execise        Options      Contractual      Exercise        Options       Exercise
       Price        Outstanding       Life           Price        Exercisable      Price
     ----------     ----------     ----------      ----------     ----------     ----------
     $     3.00        115,210       0.5years      $     3.00        115,210     $     3.00
     ==========     ==========     ==========      ==========     ==========     ==========

                                            F-30



                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS AND WARRANTS (continued)
     --------------------------

     James Clinton's stock warrant - During the year ended December 31, 2001, the Company granted to James Clinton, a stockholder, stock warrants for 50,000 shares of its common stock with an exercise price equal to the closing bid price of its common stock upon the date of exercise. These stock warrants were granted in connection with a license agreement, as discussed further in Note 14, Ownership interest related to agreement to license assets rendered, during fiscal year ended 2001. These stock warrants were exercisable upon issuance, expiring during December 2005. The following table summarizes Mr. Clinton's stock warrant activity:

                                                      Number of      Exercise
                                                      Warrants        Price
                                                     ----------     ----------
     Balance, December 31, 2000                              --             --
              Warrants granted                           50,000           2.00
              Warrants canceled                              --             --
              Warrants expired                               --             --
              Warrants exercised                             --             --
                                                     ----------     ----------
     Balance, December 31, 2001                              --             --
              Warrants granted                               --             --
              Warrants canceled                              --             --
              Warrants expired                               --             --
              Warrants exercised                             --             --
                                                     ----------     ----------
     Balance, December 31, 2002                          50,000     $     2.00
                                                     ==========     ==========

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

     The following table summarizes information about warrants granted during the years ended December 31, 2001:

                                Exercise Price
                                Equals, Exceeds or
             Number of          is Less Than Mkt.        Weighted                            Weighted
          Options Granted         Price of Stock          Average           Range of         Average
            During 2001           on Grant Date       Exercise Price     Exercise Price     Fair Value
           --------------         --------------      --------------     --------------   --------------
                       --             Equals          $           --     $          --    $           --
                       --             Exceeds         $           --     $          --    $           --
                   50,000            Less Than        $         2.00     $        2.00    $         3.00
           --------------                             --------------     -------------    --------------
                   50,000                             $         2.00     $        2.00    $         3.00
           ==============                             ==============     =============    ==============

                                                    F-31

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


11.  RELATED PARTY TRANSACTIONS
     --------------------------

     Satisfaction of due to related parties - In January 2001, the Company issued 30,000 shares of common stock to satisfy balances due Paul Egan, stockholder of the Company, totaling $2,712,768, related to the fiscal year 1999 acquisition of Top Sports.


     Satisfaction of due to related parties and interest - During the fiscal year 2001, the Company issued 511,685 shares of common stock to satisfy balances due Mr. Epstein, a significant stockholder of the Company, and Alliance Equities ("Alliance"), a Company controlled by Mr. Epstein, totaling $3,043,317, including interest of $681,951.

     In December 2001, the Company issued 75,047 shares of common stock to Alliance for interest totaling $111,220.

     In May 2001, the Company issued 20,000 shares related to warrants with a strike price of $4.00 to Mr. Epstein, a significant stockholder of the Company, in satisfaction of debt totaling $85,000

     Consulting agreement - In January of 2000, the Company entered into a Consulting Services Agreement with Richard Epstein, a significant stockholder of the Company. Mr. Epstein has agreed to assist the Company in developing a market for the usage of the eCash Pad for a period of three years in exchange for 150,000 shares of the Company's common stock. The amount recorded as consulting expense totaled $983,475 for the year ended December 31, 2000. In February 2001, the Company issued Mr. Epstein 150,000 shares of its common stock, 50,000 of which satisfied the liability of $983,475, with the remaining portion recorded as prepaid consulting services of $1,966,950 which has been fully expensed as of December 31, 2001.

     In February 2000, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to provide consulting services related to future mergers and acquisitions in behalf of the Company for a period of 2 years in exchange for 3,000 shares of the Company's common stock monthly for a total of 72,000 shares. During the year ended 2000, the Company issued 33,000 shares of its common stock totaling $3,996,630. During the year ended 2000, the Company issued a total of 10,500 shares of the its common stock in advance of such services having been rendered. Accordingly, the Company has recorded a prepaid consulting services of $1,271,655 related to such advance issuances as of December 31, 2000. During 2001, the Company issued an additional 18,000 shares of common stock to Mr.. Epstein for consulting services rendered during this period and recorded consulting expenses of $2,179,980 for the year ended December 31, 2001. As of December 31, 2001, the Company has expensed all prepaid consulting services reflected as of December 31, 2000 totaling $1,271,655.

     In July 2001, the Company entered into another Consulting Services Agreement with Mr. Epstein. Mr. Epstein agreed to target, locate and bring to the Company 10 strategic allies per year in respective industries related to PERFECT transactions in exchange for 150,000 shares of the Company's common stock and recorded consulting expenses totaling $849,150 for the year ended December 31, 2001.

     Stock issuances to Richard Epstein for cash - In December 2001, the Company issued 190,001 shares of common stock to Mr. Epstein in exchange for $160,000.

     Other stock issuances to Alliance - In February 2001, Alliance exercised 10,000 warrants with an exercise price of $20.00 and 9,116 warrants with an exercise price of $40.00 to purchase 19,116 shares of the Company's common stock in exchange for $564,000.

     In May 2001, the Company issued 35,500 shares of common stock to Alliance for other consulting services and recorded consulting expenses totaling $345,131 for the year ended December 31, 2001.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


11.  RELATED PARTY TRANSACTIONS (continued)
     --------------------------

     Satisfaction of due to related parties - During February 2002, the Company issued 153,846 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $300,000, including interest totaling $158,441. During July 2002, the Company issued 30,000,000 shares of the Company's common stock to satisfy balances due Alliance totaling $180,000, including interest totaling $390,000. For the nine months ended September 30, 2002, the Company borrowed an additional $297,508 from Alliance. For the year ended December 31, 2002, the Company borrowed and additional $297,508 from Alliance.

     In May 2002, the Company issued 20,000 shares of the Company's common stock to satisfy $30,780 of balances due ET&T, including interest totaling $2,352.

     Employment agreements - In September 2002, the Company entered into an Employment Agreement with Christopher Jensen, a stockholder, whereby Mr. Jensen is employed as a member of the Board of Directors of the Company, President and Chief Executive Officer for the term of five years. Mr. Jensen will receive base compensation of $250,000 beginning September 2002 increasing annually by $50,000 per year through the end of the Employment Agreement. In addition, Mr. Jensen will also receive 6,000,000 shares of the Company's common stock for the first 90 days and 1,500,000 shares of common stock monthly thereafter. For the year ended the Company has accrued $83,333 for the base compensation and $92,000 for 4,600,000 shares of unissued stock. In addition, the Company issued 2,900,000 shares of the Company's common stock in September and October 2002 related to the employment agreement valued at $58,000.

     In September 2002, the Company entered into an Employment Agreement with Gilbert Serrano, a stockholder, whereby Mr. Serrano is employed as a member of the Board of Directors and Chief Operating Officer for the term of five years. Mr. Serrano will receive base compensation of $200,000 beginning September 2002 increasing annually by $50,000 per year through the end of the Employment Agreement. In addition, Mr. Serrano will also receive 6,000,000 shares of the Company's common stock for the first 90 days and 1,000,000 shares of common stock monthly thereafter. For the year ended the Company has accrued $66,667 for the base compensation and $87,000 for 4,600,000 shares of unissued stock. In addition, the Company issued 2,650,000 shares of the Company's common stock in September and October 2002 related to the employment agreement valued at $53,000.

     Stock issuance to Richard Epstein for consulting - In November 2002, the company issued 5,000,000 shares of the Company's common stock to for services totaling $35,000.

     Richard Epstein stock warrants - During February 2002, Richard Epstein exercised stock warrants to purchase 68,000 shares of the Company's common stock for $68,000.

     During May 2002, Richard Epstein was granted 60,599,106 (post reverse stock split) warrants to purchase shares of the Company's common stock for 50% of the closing bid price and expire one year from grant date for a finance fee. The Company estimates the fair value of Mr. Epstein's stock warrants granted by using the Black-Scholes option pricing-model with the following weighted average assumptions; no dividend yield; expected volatility of 318%; risk free interest rates of 1.79%; and expected lives of 6 months. Accordingly, the Company recorded interest expenses under SFAS No. 123 relating to non-statutory stock warrants that became exercisable upon grant for $43,203,730 as of December 31, 2002.

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

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


     Rescission of ET&T super-voting rights - During December 2002, the Company's board of directors passed a resolution whereby all super-voting rights (see Note 4) held by ET&T, a company controlled by former Chief Executive Officer Thomas S. Hughes.

     Penalty fee - During February 2002, the Company issued 15,000,000 shares of the Company's common stock to Alliance in satisfaction of a penalty expense totaling $446,981. The Company agreed to pay Alliance a penalty of 15,000,000 shares due to delays in issuances of its common stock to Alliance.

12.  STOCK BASED COMPENSATION
     ------------------------

     As of December 31, 2002 and 2001, the Company incurred expenses resulting from stock warrants and common stock issued totaling $47,371,096 and $10,748,159, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                                  December 31,   December 31,
                                                     2002           2001
                                                 -------------  -------------
         Consulting                              $   2,384,179  $   9,273,783
         Penalty fee                                   446,981             --
         Legal settlement                              347,610             --
         Financing fees                             43,203,730             --
         Officer compensation                          111,000             --
         Interest expense                              877,596      1,474,376
                                                 -------------  -------------

              Total stock based compensation     $  47,371,096  $  10,748,159
                                                 =============  =============

13.  Commitments and contingencies

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

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


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

     In December 2002, the Company's management evaluated the other receivable and determined that the balance of $194,600 should be fully allowed for.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


13.  COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------

     Electronic Valet Systems, Inc. - During July 2002, the Company signed a letter of intent to establish a strategic agreement to develop a money transfer system between the United States and Mexico with Electronic Valet Systems, Inc. Upon signing the letter of intent, the Company was required to pay $150,000 and issue 10,000,000 shares of the Company's common stock to Abelardo Castillo, Sr. of Electronic Valet Systems, Inc. On August 15, 2002 the Company is required pay an additional $3,000,000 to Electronic Valet Systems, Inc. with a final payment of $2,500,000 due 60 days from date of the strategic agreement. In the event of any breach of the agreement by the Company, the entire agreement will be cancelled without notice and all consideration will not be reimbursed to the Company. As of September 30, 2002, no cash payments were made or common stock issued. Management of the Company has rescinded the agreement and no additional commitments by either party is required.

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

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


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

     -----------------------------

     Stock Dividend - During July 2002, the Company announced a 5% stock dividend to stockholders on record as of July 23, 2002. Additionally, the stock dividend of 452,239 shares is not subject to the 1-for-100 reverse split discussed in Note 1. Management of the company plans to register a Form SB-2 with the Securities Exchange Commission. The Company plans to distribute these shares upon the Securities Exchange Commission declaring the registration statement effective.

     Ownership interest related to agreement to license assets - As a provision of the license agreement with ET&T dated February 18, 1997, as discussed in
     Note 1, it is the intention of the parties thereto that if and when any additional shares of the common stock of the Company are issued to the public or any employees, ET&T's ownership interest in the Company shall be and remain no less than 60% and that ownership interest of the stockholder of the Company, which consisted solely of James Clinton on the date of the agreement, shall be and remain no less than 10%.

     Between June 9, 1999 and February 2, 2000, the Company issued a total of 29,500 shares of the Company's common stock to James Clinton or his nominees pursuant to the 10% provision of the license agreement. The common shares issued under this provision of the license agreement were issued without any consideration and therefore may not have been issued in compliance with Missouri and Nevada Revised Statutes.

     On December 1, 2001, the Company entered into an agreement with James Clinton in connection with the provision of the license agreement, whereby the Company granted warrants to purchase 50,000 shares the Company's common stock with an exercise price equal to the closing bid price on the date of the exercise. Additionally, Mr. Clinton will be granted warrants for 50,000 shares of the Company's common stock each quarter with an exercise price of 50% of the closing bid price on the date such warrants are exercised beginning after the first quarter of 2002 until at such time Mr. Clinton has acquired warrants which together with current holdings equal 10% of the issued and outstanding common stock of the Company. The initial warrants for 50,000 shares of common stock granted in December 2001 will be exercisable at any time until December 31, 2005, and the warrants to be issued quarterly in the future will be exercisable upon grant for an exercise period of four years.

     During 2002, ET&T also enforced this provision of the license agreement to the extent of voting rights as discussed further in Note 20.

     Legal proceedings - A former consultant and note holder commenced litigation against the Company as discussed in Note 18. In February 2004, a judgment was entered against the Company in favor of the individual which, after including statutory accrued interest, exceed $15,000,000 and shares of the Company's common stock of approximately 67,000,000. Further, as of the date of the judgment, the Company is prohibited from issuing shares of the Company's stock, granting warrants or options, or any transfer of stock, until such time the individual receives the required shares. The Company's management intends to defend itself vigorously against this judgment on the basis that the judgment was not properly served upon the Company. The Company's management feels the final outcome cannot be reasonably estimated and has therefore not accrued a liability. However, an unfavorable resolution could substantially affect the results of operations or cash flows for the years in which the matter is resolved.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


14.  LOSS ON PURCHASED SOFTWARE
     --------------------------

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

15.  LOSS ON OTHER ASSET
     -------------------

     In June 2001, the Company entered into an agreement to resell internet merchant sites in exchange for $150,000, of which the Company paid $124,930. As of December 31, 2001, the Company determined that the sites were not compatible with the PERFECT technology and wrote off the entire $124,930 as a loss on other asset on the statements of operations.

16.  CANCELLATION FEE
     ----------------

     During October 2000, the Company entered into an agreement to acquire all the assets of Broadband Video, Inc. in exchange for 100,000 shares of its common stock, 30,000 warrants to purchase common stock for $100.00 per share expiring on December 31, 2001. The Company did not complete nor intends to complete this transaction and has agreed to issue 36,000 shares of its common stock as a cancellation fee resulting in an expense totaling $526,212 which is reflected in the statements of operations as of December 31, 2001.

17.  DISCONTINUED OPERATIONS
     -----------------------

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

18.  SUBSEQUENT EVENTS
     -----------------

     Advances - During the year ended December 31, 2003, Christopher Jensen, President and Chief Executive Officer, advanced $141,013 to the Company.

     During the year ended December 31, 2003, Gilbert Serrano, Chief Operating Officer advanced $76,350 to the Company.

     From January 2004 through July 2004, the Company's Christopher Jensen, President and Chief Executive Officer, advanced approximately $56,000 to the Company.

     From January 2004 through August 2004, Gilbert Serrano, Chief Operating Officer, advanced approximately $49,000 to the Company.

                              EYECASHNETWORKS, INC.
                               (FORMERLY eCONNECT)
                          NOTES TO FINANCIAL STATEMENTS


18.  SUBSEQUENT EVENTS (continued)
     -----------------

     Satisfaction of due to related parties - In January and June 2003, the Company issued 25,000,000 shares of the Company's common stock to satisfy balances due Richard Epstein and Alliance Equities (hereafter referred to as "Alliance"), totaling $135,000, including interest totaling $17,492.

     During the period ended December 31, 2002, the Company paid Christopher, President and Chief Executive Officer $36,500 in satisfaction of advances made by him to the Company.

     Joint Venture Agreement - In June 2003, the Company entered into a Joint Venture Agreement with Fluid Cash PA, LLC, a Florida Company ("Fluid") to form EyesOnly, LLC, a joint venture company for the purpose of creating, customizing, developing, producing and selling worldwide products and services. Under the agreement the Company will provided the BankEyesOnly Cash Pads and Fluid will provide the transaction processing. As of the date of this report, EyesOnly, LLC has been formed but has no activity due to the lack of funds by the Company to provide the BankEyesOnly Cash Pads.

     Legal proceedings - As discussed in Note 13, a former consultant and note holder commenced litigation against the Company. In February 2004, a judgment was entered against the Company in favor of the individual which, after including statutory accrued interest, exceed $15,000,000 and shares of the Company's common stock of approximately 67,000,000. Further, as of the date of the judgment, the Company is prohibited from issuing shares of the Company's stock, granting warrants or options, or any transfer of stock, until such time the individual receives the required shares. The Company's management intends to defend itself vigorously against this judgment on the basis that the judgment was not properly served upon the Company. The Company's management feels the final outcome cannot be reasonably estimated and has therefore not accrued a liability. However, an unfavorable resolution could substantially affect the results of operations or cash flows for the years in which the matter is resolved.

     In June 2004, an order was instituted by the Securities and Exchange Commission ("SEC") to set the course for a hearing requesting summary disposition on the issue of whether the Company should be deregistered under the 1934 Exchange Act. The Company is actively defending this action and is currently in the process of making all the required filings. If the deregistration occurs, it would relegate the Company to the pink sheets for trading purposes. The company would then stay there until it files a new registration statement with the SEC under the 1934 Exchange Act, which it would do as soon as possible. It is possible that the filings will be made in time and that the action will be abated. However, there can be no assurances that the Company will be successful in this matter.

     Consulting agreement - In January 2003, the Company entered into a consulting agreement with Richard Epstein whereby the Company granted options to purchase 30,700,000 shares of the Company's common stock. Mr. Epstein agreed to immediately exercise options to purchase 7,675,000 shares in exchange for $25,000. In January the Company issued the 7,675,000 shares prior to receiving the $25,000. However, Mr. Epstein refused to send the $25,000 or to return the shares that had been issued. Accordingly, the Company cancelled the remaining options and expensed the shares that were issued at $46,050.